Form 10-K
LIBERTY EQUIPMENT INVESTORS LP 1984
filed 1995-03-30
CIK 749502

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


FORM 10-K
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 30, 1994

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
Commission File Number 0-13080

               LIBERTY EQUIPMENT INVESTORS L.P. - 1984
     (Exact name of registrant as specified in its charter)

           Delaware                                   13-3222673
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)               Identification No.)


World Financial Center - South Tower, N.Y., N.Y.      10080-6114
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:(212) 236-6582


Securities registered pursuant to Section 12(b) of the Act:

                              None
                      (Title of each class)

   Securities registered pursuant to Section 12(g) of the Act:
              Units of Limited Partnership Interest
                        (Title of Class)

  Depository Receipts for Certificates of Partnership Interest
                        (Title of Class)



Word\Nancy\Lib84\L849410K.95A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No      .


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Documents incorporated by reference:

Part I - Pages 17 through 34 of Prospectus, dated August 24, 1984, filed pursuant to Rule 424(b) under the Securities Act of 1933, as supplemented by a Supplement, dated September 12, 1984, filed pursuant to Rule 424(c) under the Securities Act of 1933.

                             Part I

Item 1.   Business.

Formation

Liberty Equipment Investors L.P.-1984 ("Registrant"), a Delaware limited partnership, was organized on July 10, 1984. Whitehall Partners Inc., a Delaware corporation (the "General Partner"), is Registrant's sole general partner. The General Partner, is a wholly-owned subsidiary of ML Leasing Equipment Corp. ("MLLEC") (which is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. and the successor in interest to Merrill Lynch Leasing Inc. and Merlease Leasing Corp.) and is an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch").

Registrant is engaged in the business of acquiring, financing, operating, leasing and holding for investment, equipment, or interests therein ("Equipment"), manufactured by non-affiliated companies. See note 7 to the financial statements included in
Item 8 hereof for segment information on Registrant's activities.

Registrant offered through Merrill Lynch up to 75,000 Units (86,250 Units, if the selling agent's over-allotment option was exercised in full) of limited partnership interest ("Units") and depositary receipts for certificates of partnership interest ("Depositary Receipts") at $1,000 per Unit. The Units and Depositary Receipts were registered under the Securities Act of 1933 under Registration No. 2-92174 which was declared effective on August 24, 1984 (the "Registration Statement"). Reference is made to the prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as supplemented by a supplement dated September 12, 1984 which has been filed pursuant to Rule 424(c) under the Securities Act of 1933. Pursuant to Rule 12b-23 of the Securities and Exchange Commission's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, the description of Registrant's business set forth under the heading "Risk and Other Important Factors" at pages 17 through 25 and under the heading "Investment Objectives and Policies" at pages 25 through 34 of the above-referenced prospectus is hereby incorporated herein by reference.

Upon termination of the offering of Units on December 11, 1984, Registrant accepted subscriptions for 31,338 Units, representing funds aggregating $31,338,000.

The Equipment

At December 30, 1994, Registrant's equipment investments, adjusted to reflect casualty losses to date, consisted of 885 refrigerated and dry cargo marine shipping containers, five intercity buses and a windpowered electric generating plant designed to produce 21 million kilowatt-hours of electricity per year. Registrant had owned 179 refrigerated and 14 dry-van piggyback trailers, all of which remaining trailers were sold effective August 1, 1993. In addition, Registrant had owned approximately $8.6 million of medical diagnostic imaging equipment and had made leasehold improvements totaling approximately $2.1 million to three separate leased facilities, operated as outpatient diagnostic imaging centers. As of December 30, 1994, only one of such centers, located in Costa Mesa, California, was still being operated. Registrant has disposed of its equipment and assigned its leasehold for that center and entered into agreements for the sale of its interest in that center, to be effective February 20, 1995 (pending certain conditions).

Trailers

On December 12, 1984, Registrant entered into agreements with Joseph Land Intermodal, Inc. ("Joseph Land"), a Florida corporation and Transamerica Trailer Services Inc.
("Transamerica" or "TTS"), a New Jersey corporation, neither of which entities is affiliated with the General Partner or its affiliates, pursuant to which, a) for approximately $219,000, Transamerica sold to Registrant 15 45-foot by 96-inch highway dry-van trailers manufactured by the Budd Company and b) for approximately $7,413,000, Joseph Land sold to Registrant 200 45-foot by 102-inch refrigerated piggyback trailers manufactured by Utility Trailer Manufacturing with refrigeration units manufactured by Thermo King Corporation. As of August 1, 1993, one dry-van trailer and 21 refrigerated trailers had been accidentally destroyed. The casualty proceeds received by Registrant were used to repay a pro rata portion of the loan principal (referred to below).

Concurrent with the purchase of the equipment, Registrant leased the highway dry-van trailers to Transamerica, and leased the refrigerated piggyback trailers to Joseph Land and subsequently to Perishable Shippers Association. In May 1989, Registrant entered into a lease agreement with Intermodal Express, Inc. ("Intermodal") to lease 100 of its refrigerated piggyback trailers that were previously off-lease. The trailers had been leased for a period of thirteen months at a monthly rate of $395 per trailer commencing June 1, 1989. In October of 1989, Registrant amended its lease agreement with Intermodal whereby Intermodal agreed to lease 28 additional trailers from Registrant and extend the termination date of the lease for all 128 trailers to June 30, 1991. Pursuant to the amendment, the lease rate for the first 100 trailers was reduced to $350 per month per trailer commencing November 1, 1989. Additionally, the lease rental amount for the 28 trailers which commenced on the latter of January 1990 or the date of acceptance of each trailer was fixed at $187.50 per trailer per month through April 30, 1990. Subsequent to April 30, 1990 the rentals for the additional 28 trailers were $350 per month per trailer. In February of 1991, as a result of severely adverse weather conditions affecting the fresh produce distribution market, the lease with Intermodal was renegotiated whereby for the months of January through April of 1991 monthly rental payments required were reduced to $175 per month per trailer and were to remain at $350 for May and June of 1991, the remainder of the lease term. In consideration, Intermodal extended its lease for an additional twelve months through June 1992 at a rate of $383.33 per trailer per month. In June 1992, The Intermodal lease was extended for 24 months at $285 per month per trailer. Of the 128 trailers originally leased to Intermodal one was destroyed in 1990 and three were destroyed in 1992. Intermodal purchased from Registrant the remaining 124 leased trailers as of August 1, 1993 in addition to 30 trailers which were previously leased to Interfresh (a division of Bruch Church Inc.) (see below). The purchase price for the 154 trailers was $6,800 per trailer or a total of $1,047,200.

Also in May 1989, Registrant entered into lease agreements with two additional parties, Jontri Transportation Company, Inc. ("Jontri") and Interfresh, to lease 25 and 32 refrigerated trailers for monthly rentals of $365 and $350 per month, respectively. These leases commenced June 1, 1989 and were each for a term of 12 months.

In May 1990, the Jontri Lease was extended through July 1991 with rentals of $350 per month per trailer. In May 1991 the Jontri Lease was extended through July 1992 with rentals continuing at $350 per month per trailer. Subsequent to July 1992, the Jontri trailers were leased on a month-to-month basis at a rate of $350 per trailer per month until Jontri extended its lease to July 31, 1993 at the same rate. As of August 1, 1993 the 25 trailers leased to Jontri were sold to Registrant's equipment manager, Greenbrier Capital Corporation ("Greenbrier"), for $5,000 per trailer or a total of $125,000.

Also in May 1990, the Interfresh Lease was extended through February 1992 at a rate of $325 per month per trailer. In 1992 the lease with Interfresh was amended. That amended lease called for monthly lease payments of $325.00 per trailer for March and April 1992, $400 for May through September 1992 and $225 for October 1992 through February 1993. The lessee returned the trailers at the end of the lease. Of the 32 trailers originally leased to Interfresh, two were destroyed in 1992. As discussed above, Registrant sold the 30 remaining trailers previously leased to Interfresh to Intermodal.

On June 23, 1987, Registrant entered into an agreement with Transamerica Equipment Leasing Company, Inc. ("TELCO"), successor in rights, title and interest to TTS, pursuant to which the lease for the highway dry-van trailers was extended from its original termination date of October 12, 1987 until October 12, 1991, at a monthly rate of $217.70 per trailer. On August 7, 1991 the lease with TELCO was amended. The amended lease terms, effective October 12, 1991, required minimum monthly rental payments of $145.40 per trailer for thirty-six months. Effective November 30, 1992 TELCO assigned its lease to Transport International Pool, Inc. ("TIP"). Registrant sold the 14 remaining trailers effective August 1, 1993 to Greenbrier, subject to the TIP lease, for $2,200 per trailer for a total of $30,800.

Effective August 1, 1993, Registrant sold its 179 refrigerated trailers and its 14 highway dry van trailers for $1,203,000.

Aggregate revenues earned by Registrant pursuant to these agreements were $343,757 (14% of total revenues) in 1993 and $717,465 (21%) in 1992.

Registrant entered into a management agreement dated as of December 12, 1984, with BRAE Intermodal Corporation ("BIC"), a California corporation not affiliated with the General Partner or its affiliates, pursuant to which BIC was engaged to arrange for the re-lease and maintenance of the trailers and generally monitor and manage the trailers. During 1985, BIC was acquired by Greenbrier.

For its services as manager, according to a September 16, 1991 amendment to the management agreement, Greenbrier received a fixed monthly fee equal to 3.07% of the monthly lease rate for each trailer leased to Transamerica and 5.5% of the monthly lease rate for each refrigerated trailer leased. The amendment extended the term of the management agreement to be co-terminus with the leases and any extensions thereto. The equipment manager also received a reimbursement of operating expenses, property taxes and cost of storage or transportation of the trailers. The management agreement was terminated in 1993 concurrent with the sale of all the trailers.

In connection with Registrant's purchase of the trailers, as discussed above, Registrant entered into a loan agreement dated as of December 11, 1984 with the First Bank National Association ("First Bank") (formerly First National Bank of Minneapolis) pursuant to which First Bank loaned Registrant $4,960,877, which represented 65% of the capitalized equipment cost of the dry-van and refrigerated piggyback trailers purchased by Registrant.

In 1986 the original loan was refinanced with proceeds from a new loan totaling $4,637,617 which was utilized to prepay the outstanding principal of the loan and to pay prepayment charges. On September 30, 1993, proceeds from the sale of Registrant's 179 refrigerated trailers and 14 highway dry-van trailers, totaling $1,203,000, were used to pay down the remaining outstanding balance under the trailer loan. Concurrent with the trailer sale transactions, First Bank released Registrant from all future obligations relating to the trailer debt. The amount of obligations from which Registrant was released totaled $877,556.

Maritime Containers

On December 12, 1984, Registrant entered into agreements with Trans Ocean Ltd. ("TOL"), a California corporation, and TOL's wholly-owned subsidiary, Trans Ocean Finance Corporation
("TOFC"), neither of which entities is affiliated with the General Partner or its affiliates, pursuant to which TOL and TOFC
(i) sold 1,475 standard dry cargo and refrigerated marine shipping containers to Registrant at a total invoice cost of $8,506,415, (ii) simultaneously leased back the containers from Registrant under initial leases with 240-day terms, and (iii) at the expiration of the initial leases, pursuant to the Pooling and Agency Agreement (the "Agency Agreement") between the Partnership and TOL, agreed to manage such containers for Registrant as part of TOL's or TOFC's container operating pools. TOL is a privately-held corporation engaged in the business of purchasing, owning, managing, maintaining and leasing maritime shipping containers world-wide, primarily to ocean-going shipping companies.

The containers consist of standard (i) 20-foot and 40-foot refrigerated marine shipping containers and (ii) 40-foot dry cargo marine shipping containers manufactured by several Far Eastern and European manufacturers and operated as part of TOL's or TOFC's container fleet no more than 90 days prior to their purchase and leaseback by Registrant. Since inception, 543 dry cargo containers and 47 refrigerated containers have been accidentally destroyed or otherwise disposed. The net proceeds received by Registrant according to parameters stipulated in the Agency Agreement were used to repay a pro rata portion of the loan principal with the balance returned to the partners.

Rentals paid under the initial leases were equal to 1.71% of container cost (including acquisition fees) per month. By year-end 1986, all initial leases had expired and the containers were earning per diem pool rates. During the term of the initial leases and, thereafter, during the term of the Agency Agreement, the containers are included in TOL's or TOFC's container operating pools. As part of such pools, the containers are leased to ocean-going steamship companies and other maritime container users either on short-term leases or pursuant to master lease agreements pursuant to which the user pays for the container generally on a per diem basis. During 1994, the TOL fleet experienced an average utilization rate of 77% for refrigerated containers and 81% for standard dry cargo containers. The average per diem rate was $10.58 for the 20' refrigerated containers and $11.97 for the 40' refrigerated containers. The standard dry cargo containers' average per diem rate was $2.54. Aggregate revenues earned by Registrant from the containers in 1994 were $1,203,610 (75% of Registrant's total revenues) compared to $1,526,589 (62%) in 1993 and $1,989,772
(57%) in 1992.

The Agency Agreement is for a 12-year term through June 30, 1996. Under the Agency Agreement TOL is responsible for arranging for leasing, monitoring, maintaining and arranging insurance for the containers. During the term of the Agency Agreement, operating revenues and expenses of the container operating pools in which Registrant's containers are included, are calculated on a pool-wide basis (except for casualty proceeds and certain capital expenditures with respect to Registrant's containers) and allocated among the pooled containers (including Registrant's containers) on a pro rata basis in proportion to 20-foot equivalent units.

As compensation for its management, marketing and supervisory services on the containers performed subsequent to the time the containers came off their leases to TOL or TOFC, TOL is entitled to receive an agency fee equal to 31% of Registrant's share of net operating revenue from the container pools. Total agency fees earned by TOL during 1994 were approximately $258,000.

Under a Container Sales Agency Agreement entered into between TOL and Registrant, TOL will act as Registrant's exclusive agent during the term of the Agency Agreement and for a period of 60 days thereafter, and as a non-exclusive agent for a period of 120 days after the expiration of such exclusive agency, for the purpose of arranging for the sale of the containers. Under the terms of such agency, if TOL is instrumental in the sale of a container, Registrant will pay TOL a sales commission equal to 40% of the excess of the gross sales proceeds over the container's contractual termination value; provided that the amount of TOL's sales commission cannot exceed 12% of the greater of (i) equipment cost and (ii) gross sales proceeds. In connection with a sale of a container to TOL or an affiliate of TOL, TOL is entitled to such sales commission only if the sales price is equal to or greater than the container's then fair market value as established by an independent third party.

During 1985, Registrant issued three promissory notes to USX
Credit Corporation ("USX"), a subsidiary of USX Corporation
(formerly United States Steel Corporation), totaling $3,908,000.
The final loan payment was made on January 4, 1993.

Intercity Buses

Registrant entered into an Agreement to purchase and lease buses on December 17, 1984 (the "Purchase Agreement") with BusLease, Inc. ("BLI"), a Texas corporation unaffiliated with the General Partner or its affiliates. BLI was engaged in the business of managing, maintaining and providing leasing services for intercity buses. Pursuant to the Purchase Agreement, Registrant acquired a total of 39 new 40-foot intercity buses at an aggregate purchase price of $6,606,510 (including the cost of tires which were acquired separately). The buses were manufactured by Eagle International, Inc., Trailways Manufacturing Inc., Motor Coach Industries, Inc., Transportation Manufacturing Corporation or Prevost Car, Inc.

To fund the bus acquisitions, Registrant entered into two loan agreements with First Bank for loans totaling $3,760,000. On June 6, 1985 and September 3, 1985 Registrant borrowed $2,470,000 and $1,290,000, respectively. Registrant's final payment under its bus loan was made on June 30, 1993.

Through 1994, Registrant sold 33 of its intercity buses. In addition, one bus, for which insurance proceeds were received, was destroyed by fire. Sales proceeds, net of five percent commissions paid to the bus equipment manager, and insurance proceeds were used to pay down the loan principal (referred to above). At year-end 1993, Registrant owned 14 buses, of which nine were on lease. At year-end 1994, Registrant owned five buses of which three were on lease. At December 30, 1994, the average remaining terms of all leases was approximately three months. Aggregate revenues earned by Registrant in 1994 were $149,019 (9% of Registrant's total revenue) compared with $326,614 (13%) in 1993 and $452,205 (13%) in 1992.

In the fourth quarter of 1991, Registrant wrote down the book value of its buses by $550,000 in order to reflect then current market conditions.

The buses were managed for Registrant by BLI, which arranged for the re-lease of the buses, collected all rents, obtained insurance for the buses, arranged maintenance for the buses and generally monitored and managed the buses. The management agreement was for a term of 10 years, but could be terminated earlier with respect to any bus sold, destroyed or withdrawn. Also, the management agreement could be terminated by Registrant with respect to any bus at the termination of the lease for such bus. For its services, BLI received a fixed monthly management fee of $275 per bus, subject to increase after December 31, 1986 in proportion to increases in the Gross National Product Deflator.

Greyhound Lines, Inc. ("GLI") and its affiliate BLI, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code on June 4, 1990. In accordance with the BLI Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court, substantially all the assets of BLI were sold to Continental Asset Services, Inc. ("CASI"). Registrant entered into a management agreement with CASI which agreement was substantially the same as the former BLI agreement. This agreement became effective at the closing of the BLI Asset sale on August 21, 1991.

On November 6, 1992, CASI sold certain of its assets and liabilities to TMO Acquisition Corporation ("TMOAC"), a Delaware corporation and, at the time, a wholly-owned subsidiary of The Dial Corp. On November 6, 1992, in connection with the sale, and pursuant to an Assignment, Assumption and Amendment Agreement by and between CASI, TMOAC and Hausman Bus Sales, Inc. ("Hausman"), substantially all terms of the management agreements and sale agreements between the Partnership and CASI were jointly assigned to, and assumed by, TMOAC and Hausman. The assumption of the management agreements and sale agreements by TMOAC and Hausman was effective November 6, 1992. TMOAC and Hausman are not affiliated with the General Partner. On December 13, 1994 Registrant notified the bus equipment manager that the management agreements shall terminate upon the termination of each current bus lease but the bus manager shall continue to serve as selling agent to Registrant with respect to the remaining buses. In 1994, management fees incurred by Registrant for its buses totaled $30,680.

The charter and tour segments of the intercity bus industry enjoyed a successful 1994, as the economic climate in most parts of the United States was at least steady. The booming casino market continued to provide growth opportunities for both established and start-up bus companies. The Northeast, California-Nevada and Mississippi Valley region from the Gulf Coast to the Upper Midwest were particular benefactors of this increased demand for transportation services.

The industry followed the financial developments at GLI, the nation's largest scheduled bus line, with more than passing interest during the second half of the year. Although most bus operators do not compete directly with GLI, many have small line runs that connect to GLI's system, and all are concerned by fleet values that would be damaged by a GLI bankruptcy or liquidation action. Both of these scenarios were averted just prior to year-end 1994 when GLI completed a financial restructuring by exchanging convertible debt for stock and by issuing additional shares.

The equipment markets were steady throughout 1994 as previous stocks of MC9 coaches returned to equipment dealers were sold. Used bus prices are expected to remain steady with little change from 1994 as the general economy and the bus industry remains sound, and reflecting the fact that bus manufacturers have not announced any new models for early in 1995.

Medical Diagnostic Imaging Centers

On March 12, 1985, Registrant entered into three agreements with Medical Resources, Inc. ("MRI"). MRI is a Delaware corporation engaged in the establishment of "outpatient" diagnostic imaging centers and is not affiliated with the General Partner or its affiliates. The agreements provided for a commitment by Registrant to acquire an aggregate of approximately $8 million of medical diagnostic imaging equipment and approximately $1.5 million of leasehold improvements to three facilities. The equipment purchased was to be used by each facility in a free standing outpatient diagnostic imaging center. MRI (or its affiliates) had previously developed business plans for the establishment of the three centers which included the design, equipment operation and supervision, and, in furtherance of such plans, had entered into leases for the premises, contracts for the design, construction and installation of various leasehold improvements, negotiated with manufacturers regarding the purchase of certain imaging equipment and entered into agreements with radiology groups which would operate the imaging equipment and perform diagnostic imaging services at the facilities.

The diagnostic imaging equipment (the "Imaging Equipment") acquired by Registrant was primarily manufactured by Picker International, Inc. and Siemens Medical Systems, Inc. ("Siemens"). Each center was set up to operate a magnetic resonance scanner ("MR") and in addition may operate several other types of imaging equipment, including computer tomography ("CT") scanners, ultrasound, mammography, and radiography/fluoroscopic scanners. The total invoice cost for the Imaging Equipment and leasehold improvements acquired by Registrant was approximately $10.7 million.

The Costa Mesa facility began operation on December 27, 1985 while the Rockville and Miami centers began operation on March
28, 1986 and August 3, 1986, respectively.

Costa Mesa, California

On May 23, 1985, Registrant entered into various agreements including a ten-year joint venture agreement with Costa Mesa Resources, Inc. ("CMR"), a wholly-owned subsidiary of MRI, and Hutton Center Magnetic Imaging, an investor group comprised of local physicians, the general partner of which is Magnetic Imaging of Santa Ana, Inc. The joint venture agreement provides for the establishment and operation of a diagnostic imaging center located in Costa Mesa, California. Concurrent with the signing of the joint venture agreement, Registrant entered into a Purchase and Assumption agreement with CMR, whereby Registrant assumed CMR's obligations under facility contracts and equipment purchase agreements and reimbursed CMR for certain costs incurred during the development phase of the venture. Registrant also entered into an Assignment of Lease, as amended, for the premises under which Registrant assumed all obligations as lessee from CMR. The lease was scheduled to expire on May 23, 1995 and required a monthly base rental of $8,890 (see below).

Registrant also entered into a Management Agreement with CMR to provide ongoing administrative services including staffing, billing, collections, accounting, and general management of the day to day operations of the center. The Management Agreement is for an initial term of ten years with an option to renew for additional terms. In return for its services, CMR was entitled to a management fee equal to 5% of gross operating revenues of the joint venture, net of bad debts and contractual allowances. CMR entered into an Operation Agreement with an established radiology group in the community pursuant to which doctors in that group will staff the center and administer the various scanning procedures in return for a professional fee.

Under the terms of the joint venture agreement, Registrant was entitled (through the Effective Date - see below) to receive a monthly payment from the joint venture equal to total rental expenses incurred by Registrant. Registrant was also entitled to a priority payment equal to 1.1666% of Registrant's investment in equipment and leasehold improvements during the first 12 months of operations, and 2.0608% thereafter through the 84th month of operation. The priority payment provision expired in 1993. Additionally, a small monthly amount of priority distributions due Registrant for an equipment upgrade expired in the fourth quarter of 1993. Registrant is currently entitled (through the Effective Date - see below) to a pro rata share of distributable cash in the percentages described below.

During the first 35 months of the facility's operations, Registrant was entitled to receive 20% of distributable cash in excess of the priority payments and CMR and the physician group were entitled to receive 55% and 25%, respectively. Beginning in the 36th month, Registrant's sharing percentage increased to 50% until Registrant received a return equal to three times its investment, and decreases to 25% thereafter. Registrant subsequently entered into an agreement whereby it sold part of its interest in the center for $70,000 and as a result, Registrant's 50% interest in distributable cash was reduced to 43%. In order to comply with changes in the laws, ordinances and regulations applicable to physician referrals and physician-owned facilities, the Costa Mesa physician group assigned a portion of its interest in the Costa Mesa imaging center to a third party unaffiliated with Registrant and the Costa Mesa joint venture redeemed the remaining portion of the physician group's interest to the benefit of the MRI affiliate and Registrant, effective January 1, 1994. As consideration for the redemption, the Costa Mesa joint venture paid the Costa Mesa physician group $175,000 out of receipts from the joint venture during 1994. As of January 1, 1994, Registrant's interest in distributable cash, profits and losses of the joint venture increased to 62.6% from its previously entitled 43%.

The center generated operating revenues (net of bad debts and allowances) of $764,668 in 1994, $1,284,700 in 1993 and
$1,885,600 in 1992.

During 1994, Registrant recognized priority payment revenues of $1,227 and received $31,300 of distributable cash compared to $96,119 and $0 in 1993, and $603,390 and $8,366 in 1992,
respectively.

On December 24, 1985, Registrant entered into a long-term loan agreement with a lending institution under which $926,300 was borrowed with respect to the MR at the Costa Mesa facility. The final scheduled debt payment under this loan was made on January 4, 1993. In April 1989, Registrant issued a promissory note for $217,300 to finance an upgrade for the MR equipment located in Costa Mesa imaging center. Interest on the note was charged at a rate of 12% per annum. Interest and principal were payable monthly through September 1993. The note and accrued interest thereon was fully repaid on August 31, 1993.

The Costa Mesa joint venture agreement and the lease for the facility which houses the equipment owned by Registrant both expire by their own terms on May 23, 1995. Due to increased competition in the area and the age and obsolescence of the equipment utilized at the Costa Mesa imaging center, joint venture revenues have decreased substantially over the last two years.

In light of the above stated conditions, and as part of Registrant's desire to effectuate a sale of the Costa Mesa imaging center and thereby reduce its ongoing obligations related to the center and the obligations under the center lease, effective February 20, 1995 (the "Effective Date"), Registrant entered into an agreement (the "Purchase and Sale Agreement") with CMR pursuant to which Registrant has sold its interest in the joint venture, its equipment, leasehold improvements and leasehold interest and obligations to CMR for an aggregate purchase price of $65,000. CMR had simultaneously caused the joint venture to enter into an agreement (the "Asset Agreement") with a third party, not related to Registrant or CMR, to sell all assets of the joint venture, including those assets acquired by CMR from Registrant. On March 28, 1995 pursuant to the Asset Agreement, proceeds from the sale were received by the joint venture. Pursuant to the Purchase and Sale Agreement, Registrant expects to be paid a $65,000 purchase price by March 31, 1995.
In connection with the sale, Registrant has been released as of the Effective Date from all obligations under the lease, including, without limitation, all future rent payments and any expenses to restore the premises to their original condition at the end of the lease. In addition, CMR, MRI and the joint venture have entered into a release agreement with Registrant, releasing Registrant from all obligations, claims and other liabilities, past, present and future, with respect to the joint venture and related matters. Registrant has entered into a similar release agreement for the benefit of CMR, MRI and the joint venture. The sale of the equipment, leasehold improvements and leasehold interest have been consummated as of the Effective Date. However, the sale of the joint venture interest, as well as the releases (other than the landlord release) referred to above, will only be effective (as of the Effective Date)when the Partnership receives the $65,000 purchase price. The landlord release under the center lease is currently effective. Upon the consummation of the Costa Mesa sale transaction, Registrant expects to recognize a gain of approximately $65,000.

Rockville, Maryland

On July 8, 1985, Registrant entered into various agreements including a 10-year joint venture agreement with Rockville Assets Management Associates, L.P. ("RAMA") (the general partner of which is Rockville Resources, Inc., a Delaware corporation that is an affiliate of MRI) and Montgomery Imaging Consultants, Inc., for the establishment of a diagnostic imaging center located in Rockville, Maryland.

The Rockville Imaging facility did not perform as projected. The joint venture and management agreements were terminated in May 1989. Faced with continuing losses for a protracted future period, a decision was made to discontinue operations in February 1990, and proceed with an orderly liquidation. On September 1 and October 25, 1990, Registrant disposed of certain equipment associated with its Rockville Imaging Center on those respective dates. Registrant also entered into a Release and Settlement Agreement with its equipment lender on October 25, 1990 whereby the lender released Registrant from all liability under the equipment notes and Registrant released the manufacturer from liability regarding the equipment. The lease for the premises, which Registrant had previously assumed, expired on December 31, 1991. Registrant recorded a gain of $345,996 on the extinguishment of the Rockville liabilities in 1990.

Miami, Florida

On July 8, 1985, Registrant entered into various agreements, including a 10-year joint venture agreement with Mid-Miami Assets Management Associates, L.P. ("MMAM") (the general partner of which is Mid-Miami Resources, Inc. a Delaware corporation that is an affiliate of MRI) and Mid-Miami Consultants, Inc. for the establishment of a diagnostic imaging center located in Miami, Florida.

Concurrent with the signing of the joint venture agreement, Registrant entered into a Purchase and Assumption agreement with MMAM, whereby Registrant assumed MMAM's obligations under facility contracts and equipment purchase agreements and reimbursed MMAM for certain costs incurred during the development phase of the venture. Registrant had also entered into an Assignment of Lease as of June 18, 1985 whereby Registrant assumed all obligations as lessee from MMAM. The lease, as amended, was extended to expire on November 30, 1994.

In 1986, Registrant entered into secured sales contracts with Siemens in connection with the acquisition of certain medical diagnostic imaging equipment located at the Miami, Florida center. Under these agreements, Registrant financed a portion of the equipment cost through the issuance of promissory notes totaling $1,550,342. The notes were payable in 84 monthly installments of principal with interest at a rate of 12.75% per annum. As collateral for amounts due under the secured sales contracts, Registrant granted a security interest in the equipment and certain assets of the center and an assignment of Registrant's rights to any distributions from the joint venture. Registrant prepaid in full its remaining obligations under these notes on May 17, 1993.

Registrant's Miami medical imaging facility had experienced severe cash flow difficulties. This condition continued despite Registrant's efforts to increase income and reduce costs. In addition, Registrant's numerous efforts to consummate a sale of the facility were unsuccessful. As a result, and in light of no foreseeable improvement in the operations, Registrant closed the center on July 27, 1994. In order to obtain a release of Registrant from any liabilities remaining under the facility's lease, Registrant assigned its imaging equipment to the landlord, effective October 7, 1994. On October 28, 1994 voluntary petitions for protection from creditors were filed under Chapter 7 of the United States Bankruptcy Code for both the limited partnership which owns the center, Mid-Miami Diagnostics Limited Partnership. ("Mid-Miami L.P."), and its sole general partner, Mid-Miami Diagnostics Inc. ("Mid-Miami Inc."). Mid-Miami Inc. is wholly-owned by Registrant and Registrant owns a 98% limited partnership interest in Mid-Miami L.P. Registrant believes that it has adequate reserves to satisfy all future costs associated with liquidating its investment in Mid-Miami Inc. and Mid-Miami L.P.

The center generated gross operating revenues (net of bad debts and allowances) of $811,479 through the six-month period ended July 1, 1994 (on which date Registrant classified the Miami facility as a discontinued operation), $2,423,202 in 1993 and $2,460,850 in 1992.

Windplant

Pursuant to a Windplant Construction Contract dated November 27, 1984, Registrant acquired a windpower plant (the "Windplant") from U.S. Windpower, Inc. ("USW"), a Delaware corporation engaged in the manufacture of windmills which is not affiliated with the General Partner or its affiliates. The Windplant, located in the Altamont Pass area in Alameda and Contra Costa Counties, California, was designed to generate 21 million kilowatt-hours of electricity per year under average wind conditions. The Windplant produces electric power which feeds into the distribution facilities of an electric utility.

The total purchase price of the completed Windplant was $15,487,500, of which $7,124,248 was paid in cash and the balance of $8,363,252 being financed with nonrecourse construction notes issued to USW. The Windplant was acquired in stages as the windmills were manufactured, installed, and placed in service.
On December 12, 1984, Registrant paid $4,686,296 in cash and issued notes totaling $5,501,304 for the then completed portion of the Windplant which represented approximately 65% of its total anticipated capacity. In 1985, Registrant acquired additional windmills in three installments which in the aggregate represented 33% of total anticipated capacity. The 1985 additions were acquired at a total cost of $5,002,461 with the Registrant paying $2,140,513 in cash and issuing notes for the balance of $2,861,948. The remaining portion of the Windplant (approximately 2% of total anticipated capacity) was installed in early 1986 and was entirely funded with a cash payment of $297,439 by Registrant. The construction note delivered with respect to the portion of the Windplant installed in 1984 bears interest at the rate of 9%. The construction notes issued in connection with the 1985 portion of the Windplant bear interest at a rate equal to 13.49%, compounded annually. The notes require annual principal and interest payments over 15 years.

Registrant entered into a Management Agreement dated December 12, 1984 with USW, pursuant to which USW is responsible for supervising the Windplant, administering agreements for the sale of power therefrom, complying with applicable Federal and state energy regulations, obtaining insurance, and billing and collecting rate charges. The Management Agreement has a term of 10 years, and was renewed for an additional 10-year term by Registrant. There is an additional 10-year renewal term upon mutual agreement of Registrant and USW. Pursuant to the Management Agreement, USW receives the following fees: (a) an annual base management fee equal to 1% of the gross revenues from the Windplant and (b) commencing in the first month after the construction notes have been paid and Registrant has received cash distributions equal to 110% of its cash investment, an annual incentive management fee equal to an additional 22% of the gross revenues from the Windplant. During 1994, USW earned management fees totaling $20,431. In addition, if USW is instrumental in effecting the sale of any or all of the windmills comprising the Windplant, USW will receive a commission equal to 10% of the gross sales proceeds of such sale.

Registrant entered into a Maintenance Agreement dated December
12, 1984 with USW, pursuant to which USW is responsible for maintaining the Windplant in good working order. The Maintenance Agreement has a term of 10 years, and was renewed for an additional 10-year term by Registrant. There is an additional 10-year renewal term upon mutual agreement of Registrant and USW. USW's annual maintenance fee under the Maintenance Agreement was 4% of gross revenues from the Windplant in 1984 and 1985 (the primary construction period); 8% of such gross revenues in 1986 through 1988 (the warranty period); and, in each 12 month period thereafter, will be 115% of the cost of maintenance, but not in excess of $14,500 per 1,000,000 kilowatt hours of installed projected output or 15% of gross revenues from the Windplant for such 12 month period, whichever is greater. In 1994, the maintenance fee earned by USW was $306,833. USW granted to Registrant, pursuant to a License dated of December 12, 1984, rights to use certain land holdings in order to construct and operate Registrant's Windplant, which rights were granted to USW under easements from the owners of such land holdings. The License had an initial term which expired in December 1992 and was renewed by Registrant for an additional ten-year term. Under such License, Registrant is required to make easement payments equal to 2% of the monthly gross income of the Windplant through the initial term and increases to 10% after the initial term.

USW entered into two Power Purchase Agreements with Pacific Gas and Electric Company ("PG&E") pursuant to which PG&E will purchase power produced by the windpower plants operated by USW. Pursuant to an Assignment of Power Purchase Agreements dated as of December 12, 1984, USW has assigned to Registrant all of USW's rights and obligations under the power purchase agreements with respect to power generated by Registrant's Windplant. Under the Power Purchase Agreements, the purchase price for such power will be, for the years through 1995, a levelized formula price, estimated by USW to range between $.09 and $.11 per kilowatt hour and for the years 1996 through 2014, will be the utility's "Standard Offer" from time to time in effect. Under these agreements, Registrant may be obligated to pay PG&E an amount equal to the benefits Registrant receives in the event that PG&E does not receive full performance during the levelized price period. The utility's Standard Offer is currently based on its avoided cost for power (representing primarily the cost of incremental fuel) and a capacity component (representing the cost of providing capability to deliver energy). The Standard Offer is revised at least quarterly and may change from time to time as a result of numerous variables. At present, different rates are applicable during different times of day and during different periods of the year.

The past operating performance of the Windplant did not meet expectations. Also, PG&E has the ability to purchase its power at rates which are projected to be significantly lower than originally projected. As a result, in 1991, Registrant concluded that the future cash generated by the Windplant will be significantly less than the carrying value of the windplant assets. This condition was not expected to be temporary. Accordingly, Registrant wrote down its net book value of the windplant assets by $4 million in December of 1991 to reflect this impairment.

At December 30, 1994, Registrant had accrued liabilities of $1,089,950 which included fees and rents due to USW under the Management and Maintenance Agreements and License (see below), and interest due on the notes payable to USW. Some of these payments were in arrears due to lack of available operating cash.

Under the terms of the Management and Maintenance Agreements, USW can terminate the agreements if its fees are not paid. In addition, the nonpayment of the interest is considered a default under the terms of the notes payable and USW could commence foreclosure procedures on the Windplant. The management of USW has indicated that they will not terminate the Management and Maintenance Agreements, nor will they commence foreclosure proceedings through January 1996.

See "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations" for information regarding
Registrant's plan to dispose of its Windplant operations in 1995.

Competition

The equipment leasing industry is highly competitive, offering users alternatives to the purchase of nearly every type of equipment. Competitive conditions vary considerably depending upon the type of equipment and the market conditions existing in the areas in which Registrant operates. Registrant is in competition with equipment managers, leasing companies and institutions engaged in leasing or otherwise marketing or remarketing equipment as well as with other owner-operators of equipment serving the business areas served by Registrant's equipment. In many industries manufacturers have established their own in-house leasing operations for the rental of their equipment and in other industries some manufacturers have established vendor leasing programs under which third-party leasing companies, in cooperation with the manufacturer, acquire equipment from the manufacturer subject to leases to third-party lessees.

Many of the firms with which Registrant will compete have considerably greater financial resources and experience than Registrant and its affiliates in managing, leasing and operating equipment. As a result of having greater financial resources, many of Registrant's competitors have newer, more advanced equipment and much larger inventories. In addition, manufacturer-owned lessors and lessors under vendor leasing programs have an advantage over Registrant in that the manufacturer's salesmen have an on-going relationship with equipment users.

Finally, when Registrant considers selling its equipment it will encounter competition from limited partnerships, equipment managers, leasing companies and other institutions engaged in the sale of used equipment comparable to and competitive with Registrant's equipment. Many of such competitors have considerably greater financial resources and expertise than the General Partner and its affiliates in selling equipment.

Employees

Registrant has no employees. The business of Registrant is managed by the General Partner. ML Leasing Management Inc., an affiliate of the General Partner, performs certain management and administrative services for Registrant.

Item 2.   Properties

A description of the Equipment and leases of Registrant is contained in Item 1 above.

Item 3.   Legal Proceedings

On October 28, 1994, voluntary petitions for protection from creditors were filed under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York for both Mid-Miami Diagnostics Limited Partnership ("Mid-Miami L.P.") and its sole general partner, Mid-Miami Diagnostics
Inc. ("Mid-Miami Inc.").   Mid-Miami Inc. is wholly-owned by
Registrant and Registrant owns a 98% limited partnership interest in Mid-Miami L.P. See "Item 1. Business - Medical Diagnostic Imaging Centers -- Miami, Florida."

On October 19, 1994 Med-Lab Supply Co., Inc. filed a complaint in the Circuit Court of Dade County, Florida, against Mid-Miami L.P., Registrant and the General Partner, seeking $148,513.43 (plus interest, costs and attorney's fees) pursuant to a claim for non-payment of amounts due under a contract relating to the medical diagnostic imaging center in Miami, Florida. Two of the four counts in the complaint are directed against Registrant and the General Partner alleging actions for guarantee and promissory estoppel. Registrant believes that the claims against it are without merit and that the effect on Registrant, if any, will not be material to its financial position; however, it is too early to determine the actual extent of any financial exposure to Registrant.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the limited partners in Registrant during the fourth quarter of the fiscal year covered by this report.

                             Part II


Item 5. Market for the Registrant's Equity and Related
        Stockholder Matters

There is no established trading market for the Units and Depositary Receipts. The number of owners of Units as of January
31, 1995 was 2,155, all of such owners holding Depositary
Receipts for Units.

Registrant does not distribute dividends. Registrant distributes quarterly, to the extent available, Distributable Cash from Operations and proceeds arising from a sale or refinancing within forty-five days after the close of the fiscal quarter. The following distributions have been made during Registrant's prior two fiscal years:


    Amount Distributed

      Date       Per Unit
February, 1993      $10.00
May, 1993            10.00
August, 1993         10.00
November, 1993       10.00
February, 1994       15.00
May, 1994            10.00
August, 1994         15.00
November, 1994        6.00

Item 6.   Selected Financial Data

                         Year Ended      Year Ended     Year Ended
                          12/30/94        12/31/93       12/25/92

TOTAL REVENUES*           $ 1,601,502     $ 2,458,289    $ 3,493,594
INCOME (LOSS)
FROM CONTINUING
OPERATIONS
                               38,027       (578,157)        793,892
DISCONTINUED
OPERATIONS:
Loss From
Discontinued
operations-
Windplant                          --       (606,156)       (72,574)
Loss on Disposal
of Windplant                       --       (337,981)             --
Loss From
Discontinued
Operations -
Medical Imaging
Centers
                            (192,357)       (731,867)      (280,018)
(LOSS) INCOME
BEFORE
EXTRAORDINARY
ITEM                        (154,330)     (2,254,161)        441,300
EXTRAORDINARY
ITEM - GAIN ON
EARLY
EXTINGUISHMENT
OF DEBT                            --         877,556             --
NET (LOSS)
INCOME                   $  (154,330)    $(1,376,605)     $  441,300


Continued on following page

                   Year Ended     Year Ended      Year Ended
                    12/30/94       12/31/93        12/25/92

PER UNIT OF
LIMITED
PARTNERSHIP
INTEREST**:

(LOSS) INCOME
FROM CONTINUING
OPERATIONS          $     1.20    $    (18.26)     $    25.08

DISCONTINUED
OPERATIONS:
Loss From
Discontinued
Operations-
Windplant                   --         (19.15)         (2.29)
Loss on Disposal
of Windplant                --         (10.68)             --
Loss From
Discontinued
Operations -
Medical Imaging
Centers
                        (6.08)         (23.12)         (8.85)

(LOSS) INCOME
BEFORE
EXTRAORDINARY
ITEM                    (4.88)         (71.21)          13.94

EXTRAORDINARY
ITEM - GAIN ON
EARLY
EXTINGUISHMENT
OF DEBT                     --           27.72             --
NET (LOSS)
INCOME             $    (4.88)    $    (43.49)     $    13.94

CASH
DISTRIBUTIONS       $    46.00     $     40.00     $    28.00


                    As of             As of             As of
                   12/30/94          12/31/93          12/25/92

Total Assets       $ 9,459,084       $12,051,380        $18,120,613
Bank Loans
and Notes
Payable            $ 4,445,512       $ 5,039,728        $ 8,904,552


                            Year Ended          Year Ended
                             12/27/91            12/28/90

TOTAL REVENUES*              $ 3,613,695         $ 3,930,993
(LOSS) INCOME FROM
CONTINUING OPERATIONS       $  (269,101)        $  (173,579)

DISCONTINUED
OPERATIONS:
Loss From Discontinued
Operations-Windplant         (4,255,679)           (236,334)
Loss on Disposal of
Windplant                             --                  --
Loss From Discontinued
Operations - Medical
Imaging Centers                 (71,133)           (732,547)

(LOSS) INCOME BEFORE
EXTRAORDINARY ITEM           (4,595,913)        ( 1,142,460)
EXTRAORDINARY ITEM -
GAIN ON EARLY
EXTINGUISHMENT OF DEBT                --             345,996
NET (LOSS) INCOME           $(4,595,913)        $  (796,464)

PER UNIT OF LIMITED
PARTNERSHIP INTEREST**

(LOSS) INCOME FROM
CONTINUING OPERATIONS        $    (8.50)         $    (5.48)

DISCONTINUED
OPERATIONS:
Loss From Discontinued
Operations-Windplant            (134.44)              (7.47)
Loss on Disposal of
Windplant                             --                  --
Loss From Discontinued
Operations - Medical
Imaging Centers                   (2.25)             (23.14)
(LOSS) INCOME BEFORE
EXTRAORDINARY ITEM              (145.19)             (36.09)

Continued on following page

                            Year Ended          Year Ended
                             12/27/91            12/28/90

EXTRAORDINARY ITEM -
GAIN ON EARLY
EXTINGUISHMENT OF DEBT                --               10.93
NET (LOSS) INCOME           $   (145.19)        $    (25.16)

CASH DISTRIBUTIONS              $     --               $     --


                               As of               As of
                             12/27/91            12/28/90

Total Assets                 $21,522,858         $28,379,150

Bank Loans and Notes
Payable                      $11,587,654         $14,014,259



* Total revenues for 1994, 1993 and 1992 includes gain on disposal of leased assets.

**31,338.3 units of Limited Partnership Interest.

  Fiscal year 1993 consisted of 53 weeks. Other fiscal years presented consisted of 52 weeks.

  Prior year's information above has been restated to separately report the results of the discontinued Windplant and Medical
  Imaging Center Operations.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

On December 30, 1994, Registrant had $1,717,573 in cash and cash equivalents which included $1,432,416 invested in short-term commercial paper and $99,208 invested in bankers acceptances.
The balance was primarily maintained in a money market instrument and demand deposits. These amounts represent funds held in reserve for working capital purposes and cash distributions to partners. Approximately $380,000 was distributed to Partners in the first quarter of 1995.

Registrant generated positive cash flow from its bus and container investments and from its equipment sales activities in 1994 which, together with cash reserves, was utilized to meet operating requirements and provide distributions to Partners.

Buses

Registrant expects to opportunistically liquidate its remaining buses in 1995. Registrant sold nine buses during the year ended December 30, 1994. Registrant had five buses remaining in its fleet as of December 30, 1994 of which three were on-lease. Subsequent to December 30, 1994, two more buses were sold.

Future Sale of Windplant

Registrant intends to sell its Windplant operations and continues its discussions with USW for it to purchase the Windplant. Registrant expects that most, if not all, of the sale proceeds will be applied to pay down the then-outstanding obligations under the non-recourse promissory notes (the "Windplant Notes") which Registrant issued to USW. Registrant issued the Windplant Notes in conjunction with Registrant's original purchase of the Windplant from USW. A portion of the accrued interest payable on the Windplant Notes is in arrears due to a lack of available Windplant operating cash (see Note 4 to the financial statements included in Item 8 hereof).

As part of the sale of its Windplant assets, Registrant expects that USW, at the time of sale, will forgive certain liabilities which include fees and rents due under the Management Agreement, Maintenance Agreement and License and assume all remaining liabilities related to the Windplant. It is also expected that as part of the sale USW will release Registrant from all future obligations related to the Windplant. There can be no assurance, however, that the projected Windplant sale will be consummated.

Registrant currently knows of no trends, events or uncertainties involving its Windplant operations that may materially affect
Registrant's liquidity, financial condition and results of operations through the date of sale.

As of December 30, 1994, the Partnership's Windplant net assets, comprised mainly of equipment and accounts payable, totaled $5,246,131. The outstanding principal and accrued interest under the Notes totaled $4,445,512 and $500,619, respectively, as of December 30, 1994. The accrued interest under the Notes is classified as accounts payable and accrued liabilities on the Partnership's Balance Sheet.

Medical Imaging Centers

Costa Mesa Imaging Center

Registrant had been receiving fixed contractual priority distributions from its investment in the Costa Mesa imaging center for the initial 84 months the facility was in operation. This initial period expired in the first quarter of 1993. A small monthly amount of priority distributions due Registrant for an equipment upgrade expired in the fourth quarter of 1993. Registrant no longer receives revenues from priority distributions from the facility but has received, as venture partner, 62.6% of all cash available for distribution by the facility; however such amounts have been less than amounts historically received as priority distributions.

In order to comply with recent changes in the laws, ordinances and regulations applicable to physician referrals and physician-owned facilities, the Costa Mesa physician group assigned a portion of its interest in the Costa Mesa imaging center to a third party unaffiliated with Registrant and the Costa Mesa joint venture redeemed the remaining portion of the physician group's interest to the benefit of the MRI affiliate and Registrant, effective January 1, 1994. As consideration for the redemption, the Costa Mesa joint venture paid the Costa Mesa physician group $175,000 out of receipts from the joint venture during 1994. As of January 1, 1994 Registrant's interest in distributable cash, profits and losses of the joint venture had increased to 62.6% from its previously entitled 43%.

The Costa Mesa joint venture agreement and the lease for the facility which houses the equipment owned by Registrant both expire by their own terms on May 23, 1995. Due to increased competition in the area and the age and obsolescence of the equipment utilized at the Costa Mesa imaging center, joint venture revenues have decreased substantially over the last two years.

In light of the above stated conditions, and as part of Registrant's desire to effectuate a sale of the Costa Mesa imaging center and thereby reduce its ongoing obligations related to the center and the obligations under the center lease, effective February 20, 1995 (the "Effective Date"), Registrant entered into an agreement (the "Purchase and Sale Agreement") with CMR pursuant to which Registrant has sold its interest in the joint venture, its equipment, leasehold improvements and leasehold interest and obligations to CMR for an aggregate purchase price of $65,000. CMR had simultaneously caused the joint venture to enter into an agreement (the "Asset Agreement") with a third party, not related to Registrant or CMR, to sell all assets of the joint venture, including those assets acquired by CMR from Registrant. On March 28, 1995, pursuant to the Asset Agreement, proceeds from the sale were received by the joint venture. Pursuant to the Purchase and Sale Agreement, Registrant expects to be paid a $65,000 purchase price by March 31, 1995.
In connection with the sale, Registrant has been released as of the Effective Date from all obligations under the lease, including, without limitation, all future rent payments and any expenses to restore the premises to their original condition at the end of the lease. In addition, CMR, MRI and the joint venture have entered into a release agreement with Registrant, releasing Registrant from all obligations, claims and other liabilities, past, present and future, with respect to the joint venture and related matters. Registrant has entered into a similar release agreement for the benefit of CMR, MRI and the joint venture. The sale of the equipment, leasehold improvements and leasehold interest have been consummated as of the Effective Date. However, the sale of the joint venture interest, as well as the releases (other than the landlord release) referred to above, will only be effective (as of the Effective Date) when the Partnership receives the $65,000 purchase price. The landlord release under the center lease is currently effective. Upon the consummation of the Costa Mesa sale transaction, Registrant expects to recognize a gain of approximately $65,000.

Miami Imaging Center

Registrant's Miami medical imaging facility had experienced severe cash flow difficulties. This condition continued despite Registrant's efforts to increase income and reduce costs. In addition, Registrant's numerous efforts to consummate a sale of the facility were unsuccessful. As a result, and in light of no foreseeable improvement in the operations, Registrant closed the center on July 27, 1994. In order to obtain a release of Registrant from any liabilities remaining under the facility's lease, Registrant assigned its Imaging Equipment to the landlord, effective October 7, 1994. On October 28, 1994 voluntary petitions for protection from creditors were filed under Chapter
7 of the United States Bankruptcy Code for both the limited partnership which owns the center, Mid-Miami Diagnostics Limited Partnership ("Mid-Miami L.P."), and its sole general partner, Mid-Miami Diagnostics Inc. ("Mid-Miami Inc."). Mid-Miami Inc. is wholly owned by Registrant and Registrant owns a 98% limited partnership interest in Mid-Miami L.P. Registrant believes that it has adequate reserves to satisfy all future costs associated with liquidating its investment in Mid-Miami Inc. and Mid-Miami L.P.

Registrant classified its Medical Imaging Segment as a discontinued operation on July 1, 1994. Together, the Costa Mesa and Miami facilities constitute Registrant's Medical Imaging Segment. During the year ended December 30, 1994, Registrant expended funds from previously allocated reserves for closing, selling, liquidating or otherwise disposing of the facilities.
As of December 30, 1994, Registrant's net liabilities from discontinued operations related to its Medical Imaging Segment, which were comprised primarily of such accruals, totaled $221,164.

See Note 4 to the financial statements included in Item 8 hereof for additional information relating to the Discontinued Medical
Imaging Segment.

Containers

Registrant's container manager has been disposing of certain
containers on Registrant's behalf.   These containers required
non-cost-effective rehabilitation due to wear and age. In 1994, 192 of Registrant's dry shipping containers and 26 of Registrant's refrigerated shipping containers were sold for salvage value. As a result of the age of the containers, the rate of disposal of the containers may continue to remain high through 1995.

Typically, as equipment ages, cash flows generated from the equipment and equipment market values tend to decline. The degree of decline is a function of the equipment's remaining useful life, its current physical condition, the type of service the equipment is employed in, and the impact of newer equipment entering the market. Except for Registrant's containers, it is anticipated that aging of Registrant's equipment will not have a material impact on the future results of operations and liquidity of Registrant. However, aging of Registrant's containers will have a material impact on the future result of operations and liquidity of Registrant since as the containers age, more are retired each year because the cost of repairs becomes non-economic.

Although Registrant believes that the aging of its containers will reduce future container revenues and market value, due to the uncertainty of the timing of container retirements, Registrant is unable to determine the impact on its future liquidity and results of operations.

Asset Impairment and Estimated Useful Life of Assets

Registrant assesses the impairment of assets on a quarterly basis or immediately upon the occurrence of a significant event in the marketplace or an event that directly impacts its assets or related contracts. The methodology varies depending on the type of asset but typically consists of comparing the net book value of the asset to either: 1) the undiscounted expected future cash flows generated by the asset plus estimated salvage value, if any, less estimated selling commissions at the end of the cash flow stream (usually corresponding to the end of the current lease term of the asset), and/or 2) the current market values obtained from industry sources. The market values used are conservative wholesale values.

If the net book value of a particular asset is materially higher than the estimated net realizable value and the asset is considered permanently impaired, Registrant will write down the net book value of the asset accordingly; however, Registrant does not write its assets down to a value below the asset-related non-recourse debt. Registrant relies on industry sources and its experience in the particular marketplace to determine whether an asset impairment is other than temporary.

Each year, Registrant compares the estimated useful life of its assets to similar assets owned by others in the particular industry and assesses useful life in light of changing technology in the particular industry. Registrant also assesses the estimated useful life of its equipment immediately upon the occurrence of a significant event in the marketplace or an event that directly impacts its assets or related contracts.

The estimated useful life of the Windplant assets was changed in the fourth quarter of 1992 from 30 years to 20 years to:
a) ensure that revised depreciation would continue to reduce the net book value of the Windplant assets at a rate by which the net book value of such assets would consistently be stated at or lower than net realizable value (especially in light of the current changes in technology that continue to reduce the marketability of Registrant's Windplant assets) and (b) to stay consistent with changing industry standards regarding the useful life of similar Windplant assets. The effect of this change in accounting estimate was to increase the 1993 net loss and loss from discontinued operations by $288,720 ($9.12 per unit of limited partnership interest) and increase the 1992 loss from discontinued operations and decrease 1992 net income by $72,180 ($2.28 per unit of limited partnership interest).

Summary

Registrant anticipates pursuing a course of liquidation whereby Registrant would opportunistically liquidate its remaining fleet of buses and its maritime shipping containers during 1995 and, to the extent the conditions to the February 20, 1995 sale of its joint venture interest have not been satisfied, to liquidate or sell its Costa Mesa imaging center investment. Registrant intends to sell its Windplant operations during 1995. Due to uncertainty of the timing and negotiated sales price of future asset sales, Registrant is unable to determine the impact of such potential sales or dispositions on its liquidity and future results of operations.

It is currently estimated that, except for Registrant's Windplant non-recourse debt obligations, where Registrant does not plan to utilize its unrestricted cash to meet required payments that may not be satisfied by cash flows realized from the underlying investment through the date of sale, Registrant's cash reserves, together with cash from operations and equipment sales, will be adequate to satisfy all of its operating obligations and provide for distributions to Partners.

Results of Operations

1994 vs. 1993

Overall Results

Registrant generated a net loss of $154,330 in 1994 compared to a net loss of $1,376,605 in 1993. The favorable change reflects:
(1) a loss from discontinued operation in 1994 of approximately $192,000 compared to a loss from discontinued operations in 1993 of approximately $732,000 from Registrant's Medical Imaging Segment, (2) the 1993 total loss from discontinued operations of approximately $944,000, from Registrant's Windplant and (3) income from continuing operations in 1994 compared to a loss from continuing operations in 1993. These favorable changes were partially offset by the 1993 gain of approximately $878,000 from Registrant's early extinguishment of trailer debt.

Continuing Operations

Registrant's continuing operations generated income of approximately $38,000 in 1994 compared to a loss of approximately
$578,000 in 1993 as a result of lower expenses, partially offset by lower revenues.

Registrant's total revenues decreased in 1994 when compared to 1993 reflecting lower revenues from Registrant's buses and containers and no revenues in 1994 from Registrant's trailers which were sold in 1993. Registrant's buses generated revenues of approximately $149,000 in 1994 compared to approximately $327,000 in 1993 due primarily to the sale of over one-half of Registrant's buses since the end of 1993. Container revenues decreased to approximately $1,204,000 in 1994 compared to approximately $1,526,000 in 1993, primarily reflecting the disposal of 218 containers during 1994 as well as lower average per diem lease rates received for the containers. Registrant's trailers which were sold as of the third quarter of 1993, generated revenues of approximately $344,000 in 1993.

Registrant's total expenses decreased in 1994 when compared to 1993 primarily due to the writedown of Registrant's trailers to net realizable value by approximately $632,000 in 1993, as well as a loss on disposal of Registrant's trailers of approximately $83,000 in 1993. Depreciation and amortization expense decreased by approximately $337,000 due to the sale of containers, buses and trailers.

Interest expense of approximately $135,000 was incurred in 1993 only, as a result of repayment in the second half of 1993 of the remaining bus and trailer debt. Property operating expenses decreased by approximately $346,000 when compared to 1993 due, in part, to the sale of buses, trailers and containers in the intervening period.

Discontinued Operations

Registrant's Windplant was recorded as a discontinued operation in the fourth quarter of 1993 and no results of operations were recorded in 1994, as such results were estimated and reflected in the loss on the disposal of the Windplant in the 1993 fourth quarter. The operations of this segment generated a net loss of approximately $606,000 in 1993.

Registrant's Miami and Costa Mesa Medical Imaging facilities were recorded as discontinued operations on July 1, 1994. No results of operations from the Medical Imaging Segment were recorded after the 1994 second quarter. The 1994 results reflect a loss from the Miami operation of approximately $220,000 in 1994 compared to a loss of approximately $708,000 in 1993. The Costa Mesa imaging center's operations generated net income of approximately $28,000 in 1994 compared to a net loss of approximately $24,000 in 1993. Generally, in addition to the effect of the closing of the Miami medical imaging center operations in the 1994 third quarter, the results of the Medical Imaging segment for 1994, when compared to 1993, reflect reduced patient volume and reduced fees the center are contractually permitted to charge providers of health care services.

Gain on Extinguishment of Debt

In 1993 Registrant also recorded a gain on early extinguishment of its trailer debt reflecting the trailer lender's forgiveness of $877,556 in obligations due pursuant to the trailer loan. Registrant was released from these non-recourse obligations in connection with the sale of the remaining trailer fleet.

Results by Segment

Registrant's Equipment Leasing Segment, which consists of investments in buses and containers in 1994 and also included an investment in trailers in 1993 composes Registrant's remaining continuing operations. Information regarding this segment is described under Overall Results - Continuing Operations, above.

The results from Registrant's discontinued Medical imaging segment, which is comprised of Registrant's Miami and Costa Mesa imaging facilities, and the results from Registrant's discontinued Alternative Energy Segment, which is comprised of Registrant's Windplant, are fully described above under the Overall Results - Discontinued Operations.

1993 vs. 1992

Overall Results

Registrant generated a net loss of $1,376,605 in 1993 compared to net income in 1992 of $441,300. The results reflect a loss from continuing operations in 1993 compared to income from continuing operations in 1992, coupled with a higher loss from discontinued operations in 1993. These unfavorable results were partially offset by the gain on early extinguishment of the trailer debt in 1993.

Continuing Operations

Registrant's total revenues decreased in 1993 when compared to 1992 as a result of lower revenues from Registrant's buses, trailers and containers. Registrant's buses generated revenues of approximately $327,000 in 1993 compared to approximately $452,000 in 1992 reflecting greater off-lease time in 1993 and the sale of three buses in 1993. Registrant's trailers generated revenues of approximately $344,000 in 1993 compared to approximately $717,000 in 1992 primarily reflecting the sale of all of Registrant's remaining trailers effective August 1, 1993 as well as lower lease rates and fewer trailers on lease in 1993. Revenue from Registrant's containers in 1993 was approximately $1,526,000 compared to approximately $2,000,000 in 1992. The lower revenue reflects the disposition of 257 of Registrant's containers during 1993 as well as lower utilization rates and lower per diem rates received for the containers due to the age of the equipment.

Registrant's total expenses increased mostly as a result of a writedown of the value of the sale of Registrant's trailers, partially offset by lower depreciation and amortization expense and lower interest expense.

Property operating expenses increased slightly to approximately $1.09 million in 1993 from approximately $1.05 million in 1992 primarily reflecting an increase in container operating expenses. Depreciation and amortization expense decreased by approximately $0.2 million reflecting the sale of the trailers effective August 1, 1993 as well as sales/retirements of certain other assets in 1993. Interest expense decreased by approximately $0.3 million reflecting the repayment in full of Registrant's trailer, container and bus debt in 1993, as well as scheduled debt repayments during 1993.

Discontinued Operations

Registrant's loss from the discontinued Windplant operations was approximately $606,000 in 1993 compared to approximately $73,000 in 1992 reflecting lower revenues and higher expenses in 1993. Revenue decreased by approximately $360,000 primarily as a result of extremely poor wind resources causing power production to fall to record low levels in the first half of 1993. Expenses increased by approximately $173,000 due mostly to higher depreciation expense in 1993 compared to 1992 as a result of the changes in the estimated life of the Windplant from 30 years to 20 years in the fourth quarter of 1992. The increase in depreciation expense of approximately $215,000 was partially offset by lower interest expense of approximately $42,000. reflecting scheduled payments of principal in 1993.

In 1993, the Medical Imaging Facilities generated a loss of approximately $732,000 compared to a loss of approximately $280,000 in 1992. Excluding depreciation and amortization, the results reflect a loss from the Miami operation of approximately $455,000 in 1993 compared to a loss of approximately $118,000 in 1992. Excluding depreciation and amortization, the Costa Mesa imaging center's operations generated net income of approximately $94,000 in 1993 compared to net income of approximately $584,000 in 1992. Depreciation and amortization expense for the Medical Imaging Segment was approximately $371,000 in 1993 and $746,000 in 1992. The results of the Medical Imaging Segment for 1993, when compared to 1992, reflect reduced patient volume and reduced fees the centers were contractually permitted to charge providers of health care services in the latter period.

Gain on Extinguishment of Debt

In 1993 Registrant also recorded a gain on early extinguishment of its trailer debt reflecting the trailer lender's forgiveness of $877,556 in obligations due pursuant to the trailer loan. Registrant was released from these non-recourse obligations in connection with the sale of the remaining trailer fleet.

Results by Segment

Registrant's Equipment Leasing Segment, which consisted of investments in trailers, buses and containers in 1993 and 1992 composes Registrant's remaining continuing operations.
Information regarding this segment is described under Overall
Results - Continuing Operations, above.

The results from Registrant's discontinued Medical Imaging Segment, which is comprised of Registrant's Miami and Costa Mesa imaging facilities, and the results from Registrant's discontinued Alternative Energy Segment, which is comprised of only Registrant's Windplant, are fully described above under the Overall Results - Discontinued Operations.

Inflation

The low levels of inflation during 1994, 1993 and 1992 had no significant effect on Registrant's operations.

Item 8.   Financial Statements and Supplementary Data

             LIBERTY EQUIPMENT INVESTORS L.P. - 1984
                        Table of Contents


Independent Auditors' Reports

Consolidated Balance Sheets as of December 30, 1994 and
December 31, 1993

Consolidated Statements of Operations for the Years
Ended December 30, 1994, December 31, 1993 and
December 25, 1992

Consolidated Statements of Cash Flows for the Years
Ended December 30, 1994, December 31, 1993 and
December 25, 1992

Consolidated Statements of Changes in Partners' Capital for the Years Ended December 30, 1994, December 31,
1993 and December 25, 1992

Notes to Consolidated Financial Statements for the
Years Ended December 30, 1994, December 31, 1993 and
December 25, 1992

Schedule II - Valuation and Qualifying Accounts as of
December 30, 1994, December 31, 1993 and December 25,
1992

INDEPENDENT AUDITORS' REPORT

Liberty Equipment Investors L.P. - 1984:

We have audited the accompanying consolidated financial statements and the related financial statement schedule of Liberty Equipment Investors L.P.-1984 (the "Partnership"), listed in the accompanying table of contents. These financial statements and the financial statement schedule are the responsibility of the Partnership's general partner. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We did not audit the financial statements of Mid Miami Diagnostics Limited Partnership ("Mid Miami"), wholly-owned by the Partnership, which statements reflect total revenues constituting 31 percent of consolidated total revenues for the year ended December 25, 1992. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Mid Miami for 1992, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 30, 1994 and December 31, 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of the other auditors, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Partnership intends to sell its windplant operations in 1995.
The estimated loss on sale and losses from operations are included in the 1993 loss from discontinued operations-windplant, in the accompanying financial statements.

Also, as discussed in Note 4 to the consolidated financial statements, Mid Miami experienced cash flow difficulties during 1994. This condition continued despite the general partner's efforts to increase income and reduce costs. As a result, the center was closed on July 27, 1994 and on October 28, 1994 voluntary chapter VII bankruptcy petitions were filed for Mid Miami and its general partner, Mid-Miami Diagnostics Inc. In addition, the Partnership intends to sell its interest in the Costa Mesa medical imaging joint venture ("Costa Mesa"). Subsequent to December 30, 1994, the Partnership entered into an agreement to sell such interest. The net losses from operations of the Partnership's medical imaging segment, which is comprised solely of the Partnership's Mid Miami and Costa Mesa operations, are included in the 1994 loss from discontinued operations-medical imaging centers, in the accompanying financial statements.






/s/ Deloitte & Touche LLP

New York, New York
March 16, 1995

INDEPENDENT AUDITOR'S REPORT


To the Partners
Mid Miami Diagnostics Limited Partnership


We have audited the statements of operations and partners' capital (deficit) and cash flows of Mid Miami Diagnostics Limited Partnership (the "Partnership") for the year ended December 31, 1992. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Mid Miami Diagnostics Limited Partnership for the year ended December 31, 1992 in conformity with generally accepted accounting principles.



/s/ Rachlin & Cohen
Coral Gables, Florida
February 2, 1993

             LIBERTY EQUIPMENT INVESTORS L.P. - 1984

       CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 30, 1994
                      AND DECEMBER 31, 1993

                            NOTES         1994            1993

ASSETS:
Cash and cash equivalents    1,2     $ 1,717,573     $  2,319,346
Property under management
contract and held for
lease (less accumulated
depreciation of
$4,577,749 in 1994 and
$5,807,811 in 1993)         1,3        2,094,070        3,552,668
Deferred costs (less
accumulated amortization
of $353,057 in 1994 and
$321,949 in 1993)            1             6,045          42,052
Net assets of discontinued
operations - Windplant       4         5,246,131       5,848,565
Accounts receivable          3           395,265         288,749
TOTAL ASSETS                         $ 9,459,084    $ 12,051,380

LIABILITIES AND PARTNERS'
CAPITAL:
Liabilities:
Notes payable- Windplant    4,5      $ 4,445,512     $  5,039,728
Accounts payable and
accrued liabilities           4          674,421          831,340
Net liabilities of
discontinued operations -
Medical Imaging
  Centers                    4           221,164          451,871
Total Liabilities                      5,341,097        6,322,939




Continued on following page.

             LIBERTY EQUIPMENT INVESTORS L.P. - 1984

       CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 30, 1994
______________________AND DECEMBER 31, 1993_____________________
                           (continued)

                            NOTES         1994            1993

Partners' Capital:            1

General Partner:
Capital contributions,
net of offering expenses
and return of capital                    233,115         242,316
Cash distributions                       (56,978)        (51,618)
Cumulative loss                         (134,958)       (133,415)
                                          41,179          57,283

Limited Partners:
Capital contributions,
net of offering expenses
and return of
capital(31,338.3 Units of
Limited Partnership
Interest)                             23,078,399      23,989,290
Cash distributions                    (5,640,713)     (5,110,041)
Cumulative loss                      (13,360,878)    (13,208,091)
                                       4,076,808       5,671,158
Total Partners' Capital                4,117,987       5,728,441
TOTAL LIABILITIES AND
PARTNERS' CAPITAL                    $ 9,459,084    $ 12,051,380





See Notes to Consolidated Financial Statements.

             LIBERTY EQUIPMENT INVESTORS L.P. - 1984

    CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
   DECEMBER 30, 1994, DECEMBER 31, 1993, AND DECEMBER 25, 1992

                NOTES       1994           1993           1992

REVENUES:
Rental income    1,3      $1,352,629     $2,196,960      $3,159,441
Interest
 income                       75,889         72,991         108,657
Gain on
 disposals of
 leased assets               172,984        188,338         225,496
Total Revenues             1,601,502      2,458,289       3,493,594

EXPENSES:
Depreciation
 and
 amortization     1          547,503        884,195       1,110,748
Interest
 expense          5               --        135,016         405,739
Property
 operating
 expenses                    740,417      1,086,012       1,053,929
Other
 operating
 expenses         6          275,555        216,017         129,286
Writedown of
 trailers                         --        631,779              --
Loss on
 disposals of
 leased assets
                                  --         83,427              --
Total Expenses
                           1,563,475      3,036,446       2,699,702
INCOME (LOSS)
 FROM
 CONTINUING
 OPERATIONS                   38,027      (578,157)         793,892

 Continued on following page

             LIBERTY EQUIPMENT INVESTORS L.P. - 1984

    CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
   DECEMBER 30, 1994, DECEMBER 31, 1993, AND DECEMBER 25, 1992
                           (continued)

                 NOTES       1994           1993           1992

DISCONTINUED
 OPERATIONS:       4
Loss from
 Discontinued
 Operations -
 Windplant                         --      (606,156)        (72,574)
Loss from
 Discontinued
 Operations -
 Medical
 Imaging
 Centers                    (192,357)      (731,867)       (280,018)
Loss on
 Disposal of
 Windplant                         --      (337,981)              --
(LOSS) INCOME
 BEFORE
 EXTRAORDINARY
 ITEM                       (154,330)    (2,254,161)         441,300
 EXTRAORDINARY
 ITEM-GAIN ON
 EARLY
 EXTINGUISHMENT
  OF DEBT                          --        877,556              --
 NET (LOSS)
 INCOME                   $ (154,330)   $(1,376,605)      $  441,300


 Continued on following page

             LIBERTY EQUIPMENT INVESTORS L.P. - 1984

    CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
   DECEMBER 30, 1994, DECEMBER 31, 1993, AND DECEMBER 25, 1992
                           (continued)

                 NOTES       1994           1993           1992

 (LOSS) INCOME
 - GENERAL
 PARTNER                      (1,543)       (13,766)           4,413

 (LOSS) INCOME
 - LIMITED
 PARTNERS
 (31,338.3
 Units of
 Limited
 Partnership
 Interest)                  (152,787)    (1,362,839)         436,887
                         $  (154,330)   $(1,376,605)      $  441,300


 Continued on following page

             LIBERTY EQUIPMENT INVESTORS L.P. - 1984

    CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
   DECEMBER 30, 1994, DECEMBER 31, 1993, AND DECEMBER 25, 1992
                           (continued)

                   NOTES       1994           1993           1992

PER UNIT OF
 LIMITED
 PARTNERSHIP
 INTEREST:
INCOME (LOSS) FROM
 CONTINUING
 OPERATIONS
                             $     1.20   $    (18.26)      $    25.08
DISCONTINUED
 OPERATIONS:
Loss from
 Discontinued
 Operations -
 Windplant                           --        (19.15)          (2.29)
Loss from
 Discontinued
 Operations -
 Medical Imaging
 Centers
                                 (6.08)        (23.12)          (8.85)
Loss on Disposal
 of Windplant                        --        (10.68)               -
 (LOSS) INCOME
 BEFORE
 EXTRAORDINARY
 ITEM                            (4.88)        (71.21)           13.94
 EXTRAORDINARY
 ITEM-GAIN ON
 EARLY
 EXTINGUISHMENT
 OF DEBT                             --          27.72              --
 NET (LOSS)
 INCOME                    $     (4.88)     $   (43.49)    $    13.94


 See Notes to Consolidated Financial Statements.

             LIBERTY EQUIPMENT INVESTORS L.P. - 1984

    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
   DECEMBER 30, 1994, DECEMBER 31, 1993 AND DECEMBER 25, 1992


                       1994           1993           1992

INCREASE
(DECREASE) IN
CASH AND CASH
EQUIVALENTS
Cash Flows from
operating
activities:
Net (loss) income   $  (154,330)   $(1,376,605)    $   441,300
Adjustments to
reconcile net
(loss) income to
net cash provided
by operating
activities:
Depreciation and
amortization
                         547,503        884,195      1,110,748
Net gain on
disposition of
leased assets          (172,984)      (104,911)      (225,496)
Equipment write
downs and other
reserves                      --        631,779              -
Gain on early
extinguishment of
debt                          --      (877,556)              -
Increase/decrease
in:
Accounts payable
and accrued
liabilities             (16,209)         33,422      (274,106)
Accounts
receivable and
other assets            (73,601)        692,540      (141,832)
Other                      3,501          1,777          1,681

Continued on following page

             LIBERTY EQUIPMENT INVESTORS L.P. - 1984

    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
   DECEMBER 30, 1994, DECEMBER 31, 1993 AND DECEMBER 25, 1992

                       1994           1993           1992

Net assets/
liabilities of
discontinued
operations:
Medical Imaging
Centers                (230,707)        552,202        498,999
Windplant                602,434      1,461,659        692,415

Net cash provided
by operating
activities               505,607      1,898,502      2,103,709

Cash flows from
investing
activities:
Proceeds from
disposition of
equipment                942,960      1,992,967        808,252
Decrease
(Increase) in
short-term
investments                   --        371,191      (174,628)

Net cash provided
by investing
activities               942,960      2,364,158        633,624

Cash flows from
financing
activities:
Repayments of
bank loans and
notes                  (594,216)    (2,987,268)    (2,683,102)

Continued on following page

             LIBERTY EQUIPMENT INVESTORS L.P. - 1984

    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
   DECEMBER 30, 1994, DECEMBER 31, 1993 AND DECEMBER 25, 1992
                           (Continued)


                        1994          1993           1992

Cash distributed to
limited partners
                        (530,672)     (810,211)       (10,805)
Cash distributed to
general partner           (5,360)       (8,184)          (109)
Capital returned to
limited partners
                        (910,891)     (443,321)      (866,668)
Capital returned to
general partner           (9,201)       (4,478)        (8,755)
Net cash used in
financing
activities            (2,050,340)   (4,253,462)    (3,569,439)
Net (decrease)
increase in cash
and cash
equivalents             (601,773)         9,198      (832,106)
Cash and Cash
Equivalents -
Beginning of year       2,319,346     2,310,148      3,142,254
Cash and Cash
Equivalents - End
of year               $ 1,717,573   $ 2,319,346    $ 2,310,148
Cash Paid For
Interest (Includes
cash paid for
interest related
to discontinued
operations of
$542,394 in 1994,
$588,611 in 1993
and $849,020 in
1992.)                $   542,394    $  807,089    $ 1,305,401


See Notes to Consolidated Financial Statements.

             LIBERTY EQUIPMENT INVESTORS L.P. - 1984

 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL FOR THE
        YEARS ENDED DECEMBER 30, 1994, DECEMBER 31, 1993,
                      AND DECEMBER 25, 1992


                       General        Limited
                      Partner       Partners         Total

BALANCE AT
DECEMBER 27, 1991
                      $   88,162    $ 8,728,115    $ 8,816,277

1992:

NET INCOME                 4,413        436,887        441,300
RETURN OF CAPITAL         (8,755)      (866,668)      (875,423)
DISTRIBUTIONS TO
PARTNERS:
GENERAL PARTNER             (109)              -          (109)
LIMITED PARTNERS
($3.45 PER 10
UNITS OF LIMITED
PARTNERSHIP
INTEREST)                      -        (10,805)       (10,805)
BALANCE AT
DECEMBER 25, 1992
                          83,711      8,287,529      8,371,240

1993:
NET LOSS                 (13,766)    (1,362,839)    (1,376,605)
RETURN OF CAPITAL         (4,478)      (443,321)      (447,799)
DISTRIBUTIONS TO
PARTNERS:
GENERAL PARTNER           (8,184)              -        (8,184)
LIMITED PARTNERS
($258.54 PER 10
UNITS OF LIMITED
PARTNERSHIP
INTEREST)                      -      (810,211)      (810,211)
BALANCE AT
DECEMBER 31, 1993
                          57,283      5,671,158      5,728,441

Continued on following page

             LIBERTY EQUIPMENT INVESTORS L.P. - 1984

 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL FOR THE
        YEARS ENDED DECEMBER 30, 1994, DECEMBER 31, 1993,
________________________AND DECEMBER 25, 1992____________________
                           (Continued)



                       General        Limited
                      Partner       Partners         Total

1994:

NET LOSS                  (1,543)      (152,787)      (154,330)
RETURN OF CAPITAL         (9,201)      (910,891)      (920,092)
DISTRIBUTIONS TO
PARTNERS:
GENERAL PARTNER           (5,360)             --        (5,360)
LIMITED PARTNERS
($195.29) PER 10
UNITS OF LIMITED
PARTNERSHIP
INTEREST                      --      (530,672)      (530,672)
BALANCE AT
DECEMBER 30 1994       $  41,179     $4,076,808     $4,117,987









See Notes to Consolidated Financial Statements.

             LIBERTY EQUIPMENT INVESTORS L.P. - 1984

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
    DECEMBER 30, 1994 DECEMBER 31, 1993 AND DECEMBER 25, 1992


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liberty Equipment Investors L.P. - 1984 (the "Partnership") was formed and the Agreement and Certificate of Limited Partnership was filed under the Revised Uniform Limited Partnership Act of the State of Delaware on July 10, 1984.

Under the terms of the Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement"), on December 11, 1984, Whitehall Partners Inc., the General Partner ("Whitehall"), admitted additional limited partners to the Partnership with capital contributions amounting to $31,338,000. Prior to that date, the only capital transactions were capital contributions of $5,000 by Whitehall and $300 by the Initial Limited Partners. As provided in the Partnership Agreement, Whitehall made an additional cash contribution of $311,548, which, together with its previous cash contributions, represented 1% of the total Partnership capital contributions.

Pursuant to the terms of the Partnership Agreement, the General Partner is liable for all general obligations of the Partnership to the extent not paid by the Partnership. The Limited Partners are not liable for the obligations of the Partnership beyond the amount of their contributed capital.

The purpose of the Partnership is to operate, lease, and otherwise invest in and deal with equipment and direct and indirect interests therein. The Partnership shall not engage in any other business or activity.

Basis of Accounting and Fiscal Year

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

Prior to the second quarter of 1994, the Partnership consolidated the financial position and operating results of the majority-owned Miami medical imaging center and utilized the equity method of accounting for its interest in the profits, losses and distributable cash of the Costa Mesa medical imaging venture. Since the second quarter of 1994, the Partnership has recorded its Medical Imaging Segment (consisting of the Miami center and the Costa Mesa Venture) as a discontinued operation (see Note 4). As of January 1, 1994 the Partnership's interest in distributable cash, profits and losses of the Costa Mesa center increased to 62.6% from its previously entitled 43%.

The fiscal year of the Partnership ends on the last Friday of each calendar year. Fiscal year 1994 consisted of 52 weeks.
Fiscal year 1993 consisted of 53 weeks. Fiscal year 1992 consisted of 52 weeks.

Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Asset Impairment

The Partnership assesses the impairment of assets on a quarterly basis or immediately upon the occurrence of a significant event in the marketplace or an event that directly impacts its assets or related contracts. The methodology varies depending on the type of asset but typically consists of comparing the net book value of the asset to either: 1) the undiscounted expected future cash flows generated by the asset plus estimated salvage value, if any, less estimated selling commissions at the end of the cash flow stream (usually corresponding to the end of the current lease term of the asset), and/or 2) the current market values obtained from industry sources. The market values used are conservative wholesale values.

If the net book value of a particular asset is materially higher than the estimated net realizable value and the asset is considered permanently impaired, the Partnership will write down the net book value of the asset accordingly; however, the Partnership does not write its assets down to a value below the asset-related non-recourse debt. The Partnership relies on industry sources and its experience in the particular marketplace to determine whether an asset impairment is other than temporary.

Property and Depreciation

Property under management contract and operating leases is depreciated on a straight-line basis with the following estimated useful lives:


  Windplant* (See Note 4)                           20 years
  Intercity Buses                                   15 years
  Marine Shipping Containers                        12 years
  Refrigerated Piggyback Trailers                   12 years
  Dry-van Trailers                                  12 years
  Medical Diagnostic Imaging Equipment
  (See Note 4)                                    7-10 years


The cost of such properties includes related acquisition fees.

* The estimated useful life of the Windplant assets was changed in the fourth quarter of 1992 from 30 years to 20 years to:
  a) ensure that revised depreciation would continue to reduce the net book value of the Windplant assets at a rate by which the net book value of such assets would consistently be stated at or lower than net realizable value (especially in light of the current changes in technology that continue to reduce the marketability of the Partnership's Windplant assets) and (b) to stay consistent with changing industry standards regarding the useful life of similar Windplant assets. The effect of this change in accounting estimate was to increase the 1993 net loss and loss from discontinued operations by $288,720 ($9.12 per unit of limited partnership interest) and increase the 1992 loss from discontinued operations and decrease 1992 net income by $72,180 ($2.28 per unit of limited partnership interest).

Deferred Costs

Deferred costs were amortized on a straight-line basis over various periods.

Revenue Recognition

Rental income is recognized as earned according to the terms of individual lease agreements.
Income Taxes

No provision for income taxes has been included in the Partnership's financial statements since all income and losses are allocated to the Partners for inclusion in their respective tax returns. In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", the Partnership has included in Note 8 certain disclosure related to differences in the book and tax bases of accounting.

Insurance

The Partnership's equipment related insurance is maintained by its respective equipment manager or lessee. For the buses, lessees maintain physical damage and auto liability coverage and buses off-lease are covered under the bus equipment manager's casualty insurance policy while in the bus manager's possession while the Partnership maintains additional contingent physical damage and contingent auto liability insurance. Insurance coverage for the Partnership's medical imaging center and equipment includes comprehensive and general liability. Insurance for the Partnership's Windplant includes property damage and general liability and for the containers includes physical damage and equipment liability. Property losses have not had a material impact on the Partnership's financial statements.

Reclassifications

Certain reclassifications have been made to 1993 and 1992 amounts to conform with the current year's presentation.

2.   CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

On December 30, 1994, the Partnership had $1,717,573 in cash and cash equivalents which included $1,432,416 invested in short-term commercial paper and $99,208 invested in bankers acceptances.
The balance was primarily maintained in money market investments and demand deposits. Approximately $380,000 was distributed to Partners in the first quarter of 1995.

On December 31, 1993, the Partnership had $2,319,346 in cash and cash equivalents which included $1,874,546 invested in short-term commercial paper. The balance was primarily maintained in money market instruments and demand deposits.

The investments in commercial paper and banker's acceptances are stated at cost which approximates market.

3.   PROPERTY

Partnership property under management contract and held for lease consisted of the following at December 30, 1994 and December 31, 1993:

                                1994                    1993

        Property       Quantity     Amount     Quantity     Amount
A) Marine Shipping
 Containers:
   Refrigerated Cargo
                            184     $3,175,397      210     $3,671,133
   Dry Cargo                701      2,643,306      893      3,276,388
B) Intercity Buses            5        853,116       14      2,412,958
                                     6,671,819               9,360,479
Less accumulated
 depreciation                       (4,577,749)             (5,807,811)
TOTAL                              $ 2,094,070             $ 3,552,668

A) The containers are managed under a Pooling and Agency Agreement which extends through June 30, 1996 and are included in the equipment manager's container operating pools. Operating revenues and expenses of the containers are calculated on a pool-wide basis and allocated among the pooled containers on a per twenty-foot equivalent unit pro-rata basis. As part of such pools, the containers are leased to ocean-going shipping companies and other maritime users either on short-term leases or pursuant to master lease agreements under which the user pays for the containers generally on a per diem basis. During 1994, the containers earned $1,203,610, or 75 percent of the Partnership's total revenues compared to $1,526,589, or 62 percent, in 1993 and $1,989,772, or 57 percent, in 1992.

   Under the Pooling and Agency Agreement, the manager is responsible for arranging the marketing, maintenance, repair, insurance, positioning and other activities in connection with the day-to-day operations of the containers in return for a fee. The manager is also the agent for the Partnership in arranging for the sale of the containers.

B) The buses were under a management agreement whereby the equipment manager, BusLease, Inc., and subsequently, Continental Asset Services, Inc. ("CASI"), placed the buses under operating leases, collected the rental payments, arranged for and monitored maintenance and was otherwise responsible for the day-to-day operations of the buses, and remitted the rentals to the Partnership net of management fees and operating expenses.

   On November 6, 1992, CASI sold certain of its assets and liabilities to TMO Acquisition Corporation ("TMOAC"), a Delaware corporation and, at the time, a wholly-owned subsidiary of The Dial Corp. On November 6, 1992, in connection with the sale, and pursuant to an Assignment, Assumption and Amendment Agreement by and between CASI, TMOAC and Hausman Bus Sales, Inc. ("Hausman"), substantially all terms of the management agreements and sale agreements between the Partnership and CASI were jointly assigned to, and assumed by, TMOAC and Hausman. The assumption of the management agreements and sale agreements by TMOAC and Hausman was effective November 6, 1992. TMOAC and Hausman are not affiliated with the General Partner. The Partnership has notified the bus equipment manager that the management agreement shall terminate upon the termination of each current bus lease.

   As of December 30, 1994, the average remaining term of all leases was approximately three months. During 1994, the buses earned revenues of $149,019, or 9 percent of the Partnership's total revenues compared with $326,614, or 13 percent, in 1993 and $452,205, or 13 percent in 1992. The Partnership owned five buses as of December 30, 1994, which reflects the disposal of nine buses during the year. At year end 1994, of the Partnership's five buses, three were on lease.

   Future minimum rentals under noncancellable operating leases for the buses as of December 30, 1994 totaled $18,800, all of which is due in 1995.

4.   DISCONTINUED OPERATIONS

WINDPLANT

Description of Operations in General:

The Windplant was designed to produce approximately 21 million kilowatt hours of electricity per year under estimated wind conditions when operating at designed capacity. Revenues are generated from the sale of such electricity under Power Purchase Agreements with a utility, Pacific Gas and Electric Company ("PG&E"). Under the Power Purchase Agreements, the purchase price for such power will be, for the years through 1995, a levelized formula price, and for the years 1996 through 2014, will be the utility's "Standard Offer" from time to time in effect. Under these agreements, if by reason of a breach by the Partnership whereby PG&E does not receive full performance during the levelized price period, the Partnership may be obligated to pay PG&E a calculated damage amount as specified in these agreements. Through 1994, there were no such breaches by the Partnership and PG&E has received full performance.

The utility's Standard Offer is currently based on its avoided cost for power (representing primarily the cost of incremental fuel) and a capacity component (representing the cost of providing capability to deliver energy). The Standard Offer is revised at least quarterly and may change from time to time as a result of numerous variables. At present, different rates are applicable during different times of day and during different periods of the year.

Pursuant to a maintenance agreement and a management agreement for the Windplant, for a fee calculated as a function of gross revenue, actual costs incurred and projected revenues, the equipment manager is responsible for maintaining the property, administering the Power Purchase Agreements, complying with applicable government regulations, obtaining insurance, billing and collecting rate charges, and performing other services incidental to the foregoing in connection with the operation of the Windplant. The maintenance agreement and management agreement, each entered into on December 12, 1984, have a term of 10 years and were renewed for an additional 10-year term by the Partnership. There is an additional 10-year renewal term upon mutual agreement of the Partnership and the equipment manager.

USW granted to the Partnership, pursuant to a License dated as of December 12, 1984, rights to use certain land holdings in order to construct and operate the Partnership's Windplant, which rights were granted to USW under easements from the owners of such land holdings. The License had an initial term which expired in December 1992 and was renewed by the Partnership for an additional ten-year term. Under such License, the Partnership is required to make easement payments equal to 2% of the monthly gross income of the Windplant through the initial term and increases to 10% after the initial term.

The past operating performance of the Windplant did not meet expectations. Also, PG&E had the ability to purchase its power at rates which were projected to be significantly lower than originally projected. As a result, in 1991, the Partnership concluded that the future cash generated by the Windplant would be significantly less than the carrying value of the windplant assets. This condition was not expected to be temporary. Accordingly, the Partnership wrote down its net book value of the Windplant assets by $4 million in December of 1991 to reflect this impairment. The Partnership discounted projected net cash flow from its Windplant investment for the years 1992 through 2004 (through the term of the renewed Management Agreement) at an approximate 12% discount rate. The projected discounted cash flow was compared to the net book value after debt and resulted in a $4 million writedown.

Projected net cash flow from the Windplant operations was calculated using certain assumptions for power sales and Windplant operating expenses and was provided by persons experienced in this industry. Power sales projections were based on past performance, estimates of future energy output and prices to be paid by PG&E per KWH. Projected Windplant operating expenses were based on fixed contractual obligations and past performance.

Description of Discontinued Operations:

The Partnership intends to sell its Windplant operations and continues its discussions with USW for it to purchase the Windplant. The Partnership expects that most, if not all, of the sale proceeds will be applied to pay down the then-outstanding obligations under the non-recourse promissory notes (the "Windplant Notes") which the Partnership issued to USW. The Partnership issued the Windplant Notes in conjunction with the Partnership's original purchase of the Windplant from USW. A portion of the accrued interest payable on the Windplant Notes is in arrears due to a lack of available operating cash. See Note 5 for further information regarding the Windplant Notes.

As part of the sale of its Windplant assets, the Partnership expects that USW, at the time of sale, will forgive certain liabilities which include fees and rents due under the Management Agreement, Maintenance Agreement and License and assume all remaining liabilities related to the Windplant. It is also expected that as part of the sale USW will release the Partnership from all future obligations related to the Windplant. There can be no assurance, however, that the projected Windplant sale will be consummated.

As of December 30, 1994, the Partnership's Windplant net assets, comprised primarily of equipment and accounts payable, totaled $5,246,131. The outstanding principal and accrued interest under the Notes totaled $4,445,512 and $500,619, respectively, as of December 30, 1994. The accrued interest under the Notes is classified as accounts payable and accrued liabilities on the Partnership's Balance Sheet.

MEDICAL IMAGING FACILITIES

Description of Operations in General:

In 1985, the Partnership entered into agreements with Medical Resources, Inc. ("MRI") pursuant to which the Partnership committed to acquire certain medical diagnostic imaging equipment and make certain leasehold improvements to three properties which would be operated as free standing medical diagnostic imaging centers located in Costa Mesa, California; Rockville, Maryland and Miami, Florida.

The Partnership subsequently entered into three 10-year joint venture agreements with subsidiaries of, or partnerships formed by subsidiaries of, MRI ("MRI affiliates") and an investor group comprised of local physicians. The Partnership also entered into management agreements for each of the facilities with the MRI affiliates which, for a percentage of gross operating revenues, they provide ongoing administrative services including staffing, billing, collections, accounting, and general management of the day-to-day operations of the centers. The initial term of the management agreements are ten years with an option to renew for additional terms. However, as of December 30, 1994, only the joint venture and management agreement for the Costa Mesa facility is still in effect (however, see below).

The Partnership also assumed leases for the premises of each of the facilities. The Costa Mesa lease, as amended, was scheduled to expire on May 23, 1995 and required a monthly base rental of $8,890 (see below). The Rockville facility lease expired on December 31, 1991. The Miami facility lease, as amended, was extended through November 30, 1994 and required a monthly base rental of $8,971, subject to annual increase based upon percentage increases in the CPI. The Partnership closed the Miami center on July 27, 1994 (see below).

Under the terms of the Costa Mesa joint venture agreement, the Partnership was entitled to receive monthly payments from the joint venture equal to total occupancy rental expenses incurred by the Partnership, plus a priority payment equal to 1.1666% of the Partnership's investment in equipment and leasehold improvements during the first 12 months of operations, and 2.0608% thereafter, through the 84th month of operation. The priority payment provision expired during 1993. The Partnership was then entitled to a pro rata share of distributable cash in the percentages described below.

During the first 35 months of the operations, the Partnership was entitled to receive 20% of distributable cash in excess of the priority payments while the MRI affiliate and the physician group were entitled to receive 55% and 25%, respectively. Beginning in the 36th month after the facility was placed in service, the Partnership's sharing percentage increased to 50%, while the MRI affiliate and the physician group each received 25%. The Partnership subsequently entered into an agreement whereby it sold part of its interest in the center for $70,000. As a result, the Partnership's 50% interest in distributable cash was reduced to 43%. The Partnership had been receiving fixed contractual priority distributions from its investment in the Costa Mesa imaging center for the initial 84 months the facility was in operation. This initial period expired in the first quarter of 1993. A small monthly amount of priority distributions due the Partnership for an equipment upgrade expired in the fourth quarter of 1993. The Partnership no longer received revenue from priority distributions from the facility but continued to earn its distributable share of available cash generated by the facility; however such amounts were less than amounts historically received as priority distributions.

In order to comply with changes in the laws, ordinances and regulations applicable to physician referrals and physician owned facilities, the Costa Mesa physician group ("Hutton") has assigned a portion of its interest in the Costa Mesa imaging center to a third party unaffiliated with the Partnership and the Costa Mesa joint venture redeemed the remaining portion of Hutton's interest to the benefit of the MRI affiliate and the Partnership, effective January 1, 1994. As consideration for the redemption, the Costa Mesa joint venture paid Hutton $175,000 out of receipts from the joint venture during 1994. As of January 1, 1994, the Partnership's interest in cash distributions, profits and losses of the joint venture increased to 62.6% from its previously entitled 43%.
Description of Discontinued Operations

The Partnership's Miami medical imaging facility experienced cash flow difficulties. This condition continued despite the Partnership's efforts to increase income and reduce costs. In addition, the Partnership's numerous efforts to consummate a sale of the facility were unsuccessful. As a result, and in light of no foreseeable improvement in the operations, the center was
closed on July 27, 1994.   In order to obtain a release of the
Partnership from any liabilities remaining under the facility's lease, the Partnership assigned its imaging equipment to the landlord, effective October 7, 1994. Also, on October 28, 1994 voluntary Chapter VII Bankruptcy petitions were filed for both the limited partnership which owns the center, Mid-Miami Diagnostics Limited Partnership. ("Mid-Miami L.P."), and its general partner, Mid-Miami Diagnostics Inc. ("Mid-Miami Inc."). Mid-Miami Inc. is wholly owned by the Partnership and the Partnership owns a 98% limited partnership interest in Mid-Miami L.P. The Partnership believes that it has adequate reserves to satisfy all future costs associated with liquidating its investment in Mid-Miami Inc. and Mid-Miami L.P.

The Costa Mesa joint venture agreement and the lease for the facility which houses the equipment owned by the Partnership both expire on May 23, 1995. Effective February 20, 1995 (the "Effective Date"), the Partnership entered into an agreement (the "Purchase and Sale Agreement") with CMR pursuant to which the Partnership has sold its interest in the joint venture, its equipment, leasehold improvements and leasehold interest and obligations to CMR for an aggregate purchase price of $65,000. CMR had simultaneously caused the joint venture to enter into an agreement (the "Asset Agreement") with a third party, not related to the Partnership or CMR, to sell all assets of the joint venture, including those assets acquired by CMR from the Partnership. Pursuant to the Purchase and Sale Agreement, the Partnership expects to be paid the $65,000 purchase price by March 31, 1995. In connection with the sale, the Partnership has been released as of the Effective Date from all obligations under the lease, including, without limitation, all future rent payments and any expenses to restore the premises to their original condition at the end of the lease. In addition, CMR, MRI and the joint venture have entered into a release agreement with the Partnership, releasing the Partnership from all obligations, claims and other liabilities, past, present and future, with respect to the joint venture and related matters. The Partnership has entered into a similar release agreement for the benefit of CMR, MRI and the joint venture. The sale of the equipment and leasehold improvements and leasehold interest have been consummated as of the Effective Date. However, the sale of the joint venture interest, as well as the releases (other than the landlord release) referred to above, will only be effective (as of the Effective Date)when the Partnership receives the $65,000 purchase price. The landlord release under the center lease is currently effective. Upon the consummation of the Costa Mesa sale transaction, the Partnership expects to recognize a gain of approximately $65,000.

The Partnership recorded its Medical Imaging Segment as a discontinued operation on July 1, 1994. Together, the Miami and Costa Mesa imaging centers constitute the Partnership's discontinued Medical Imaging Segment. As of December 30, 1994, the Partnership's liabilities of discontinued operations related to its Medical Imaging Segment were comprised primarily of accruals for closing, selling or otherwise liquidating the facilities, totaling $221,164. Net liabilities of the Medical Imaging Segment as of December 31, 1993 totaled $451,871 and were comprised primarily of accounts receivable and trade accounts payable.

The income and expenses for the Medical Imaging Segment for the years ended December 30, 1994, December 31, 1993 and December 25,
1992 were as follows:

                    December 30, December 31,   December 25,
                        1994         1993         1992


Total revenues       $   844,007  $ 2,519,321  $ 3,072,606

Total expenses       (1,036,364)  (3,251,188)  (3,352,624)
Loss from
discontinued
Medical Imaging
Segment operations
                   $  (192,357)  $ (731,867)  $  (280,018)


The 1994 loss from the discontinued Medical Imaging Segment operations reflects activity for the first half of 1994 only as the segment was classified as discontinued on July 1, 1994.

5.   NOTES PAYABLE - WINDPLANT

In December 1984 and September 1985, the Partnership issued the Windplant Notes totaling $5,501,304 and $2,861,948, respectively, in connection with the purchase of the Windplant. The Windplant Notes bear interest at a rate of 9% and 13.49%, respectively, per annum with interest and principal payable in fifteen equal annual installments through September 25, 2000. At December 30, 1994, the outstanding balances of the Windplant Notes were $2,654,630 and $1,790,882, respectively. Interest and principal are payable only from cash generated by the operation of the Windplant. The Windplant Notes are collateralized by a security interest in the Windplant, the rights relating to the Windplant under certain licenses to use the land on which the Windplant is located, two Power Purchase Agreements, a Management Agreement and a Maintenance Agreement, the Construction Contract and the warranty thereunder, and any other assets of the Partnership relating to the Windplant and all proceeds thereof. The Windplant Notes are nonrecourse to the Partnership.

Under the terms of the Management and Maintenance Agreements, USW can terminate the agreements if its fees are not paid. In addition, the nonpayment of interest is considered a default under the terms of the Windplant Notes and USW could commence foreclosure procedures on the Windplant. The Partnership has defaulted on interest payments due under the terms of the Notes during 1990 through 1994. The management of USW has indicated that they will not terminate the Management and Maintenance Agreements, nor will they commence foreclosure proceedings through 1995. See Note 4 regarding the discontinued operations of the Windplant.

Future Principal Payments

At December 30, 1994, aggregate principal payments totaling
$4,445,512 related to the Partnership's Windplant are expected to be repaid in 1995 upon the sale of the Windplant assets.

6.   TRANSACTIONS WITH GENERAL PARTNER

During the years ended December 30, 1994, December 31, 1993 and
December 25, 1992, the Partnership incurred the following fees and expenses in connection with services provided by the General
Partner.


                                  1994         1993         1992
   Management Fees - 6% of
     Distributable
   Cash from Operations as
     defined in the
     Partnership Agreement       $34,214      $52,239       $   697
     Administrative Costs        $70,000      $70,000       $70,000



7.   SEGMENT INFORMATION

The Partnership's continuing operations are currently comprised of only its equipment leasing segment. Accordingly, no separate segment information is provided; however, refer to Note 4 for additional information relating to the Partnership's discontinued Alternative Energy Segment which is comprised of the Partnership's Windplant operations and its discontinued Medical Imaging Segment which is comprised of the Partnership's Miami and Costa Mesa imaging facilities.

8.   RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The differences between the method of accounting used for income tax reporting and the method of accounting used in the accompanying consolidated financial statements are as follows:

                             1994           1993          1992
 Net (Loss) Income -
  Financial Statements
                          $  (154,330)  $(1,376,605)    $   441,300
 Difference resulting
  from:
 Gain on disposal of
  investment properties
                               464,910     2,880,278        582,672
 Income and expense
  recognition                   34,214        52,239        (2,629)
 Depreciation and
  amortization                 497,648     1,808,689      2,022,906
 Income/(Loss) from
  partnership/joint
  venture investments        1,570,877     (151,740)      (168,846)

 Net Income - Income
  Tax Method               $ 2,413,319   $ 3,212,861    $ 2,875,403

 Partners' Capital -
  Financial Statements
                           $ 4,117,987   $ 5,728,441    $ 8,371,240
 Difference resulting
  from:
 Offering costs              3,347,454     3,347,454      3,347,454
 Gain on disposal of
  investment properties
                             5,249,026     4,784,116      1,903,838
 Income and expense
  recognition                (300,007)     (334,221)      (386,460)
 Depreciation and
  amortization            (18,853,649)  (19,351,297)   (21,159,986)

Continued on following page

8.   RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

                           1994           1993           1992
 Income from
  partnership/joint
  venture
  investments              4,438,129     2,867,252       3,018,992
 Provision for loss
  on impairment of
  assets                   8,050,000     8,050,000       8,050,000
 Other                         8,289         8,289           8,289
 Partners' Capital -
  Income Tax Method
                         $ 6,057,229    $5,100,034      $3,153,367


                                             Schedule II




             LIBERTY EQUIPMENT INVESTORS L.P. - 1984
             VALUATION AND QUALIFYING ACCOUNTS AS OF
   DECEMBER 30, 1994, DECEMBER 31, 1993 AND DECEMBER 25, 1992





                            Additions
               Balance at  Charged to   Retirements Balance at
                Beginning   Costs and    and Other    End of
    Period          of      Expenses       Changes    Period
                 Period
  Accumulated
  Amortization
  of Deferred
  Costs:

  1994         $321,949     $ 33,401       $(2,293)    $353,057

  1993         $294,362     $ 29,433       $(1,846)    $321,949

  1992         $265,406     $ 29,574       $  (618)    $294,362


Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

        None.

                            Part III

Item 10.   Directors and Executive Officers of the Registrant

Registrant has no executive officers or directors.  The General
Partner manages the Registrant's affairs and has general responsibility and authority in all matters affecting its business. The directors and executive officers of the General
Partner are:

Served in Present
Capacity

        Name               Since (l)            Position Held

Kevin K. Albert       November 8, 1985      Director

Robert F. Aufenanger  February 2, 1993      President
                      February 27, 1987     Director

Robert W. Seitz       February 1, 1993      Director
                      February 2, 1993      Vice President

Steven N. Baumgarten  February 2, 1993      Executive Vice
                                            President

Michael A. Giobbe     February 2, 1993      Vice President

David G. Cohen        March 7, 1994         Treasurer









(1)Directors hold office until their successors are elected and qualified. All officers serve at the pleasure of the Board of Directors.
Kevin K. Albert, 42, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Mr. Albert works in the Equity Private Placement Group and is involved in structuring and placing a diversified array of private equity financings including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director of Maiden Lane Partners Inc. ("Maiden Lane"), an affiliate of the General Partner and the general partner of Liberty Equipment Investors - 1983; a director of ML Media Management Inc. ("ML Media"), an affiliate of the General Partner and a joint venturer of Media Management Partners, the general partner of ML Media Partners, L.P.; a director of ML Film Entertainment Inc. ("ML Film"), an affiliate of the General Partner and the managing general partner of the general partners of Delphi Film Associates II, III, IV, V and ML Delphi Premier Partners, L.P.; a director of ML Opportunity Management Inc. ("ML Opportunity"), an affiliate of the General Partner and a joint venturer in Media Opportunity Management Partners, the general partner of ML Media Opportunity Partners, L.P.; a director of MLL Antiquities Inc. ("MLL Antiquities"), an affiliate of the General Partner and the administrative general partner of The Athena Fund II, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), an affiliate of the General Partner and the sole general partner of the managing general partner of ML-Lee Acquisition Fund, L.P.; a director of ML Mezzanine II Inc. ("ML Mezzanine II"), an affiliate of the General Partner and sole general partner of the managing general partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of the General Partner and the general partner of the Managing General Partner of ML Venture Partners I, L.P. ("Venture I"), ML Venture Partners II, L.P. ("Venture II"), and ML Oklahoma Venture Partners Limited Partnership ("Oklahoma"); a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of the General Partner and the general partner of the General Partner of ML Technology Ventures, L.P.; and a director of MLL Collectibles Inc. ("MLL Collectibles"), an affiliate of the General Partner and the administrative general partner of The NFA World Coin Fund, L.P. Mr. Albert also serves as an independent general partner of Venture I and Venture II.

Robert F. Aufenanger, 41, a Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research, and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Mr. Aufenanger is responsible for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr. Aufenanger is also a director of Maiden Lane, ML Media, ML Film, ML Opportunity, MLL Antiquities, ML Venture, ML R&D, MLL Collectibles, ML Mezzanine and ML Mezzanine II.

Robert W. Seitz, 48, a First Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research, and a Managing Director within the Corporate Credit Division of Merrill Lynch, joined Merrill Lynch in 1981. Mr. Seitz is the Private Client Senior Credit Officer and is also responsible for the firm's Partnership Management and Asset Recovery Management Departments. Mr. Seitz is also director of Maiden Lane, ML Media, ML Opportunity, ML Venture, ML R&D, ML Film, MLL Antiquities and MLL Collectibles.

Steven N. Baumgarten, 39, a Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research, joined Merrill Lynch in 1986. Mr. Baumgarten shares responsibility for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr. Baumgarten is also a director of ML Film.

Michael A. Giobbe, 36, an Assistant Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research, joined Merrill Lynch in 1986. Mr. Giobbe currently shares the responsibility for managing the assets owned by the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners.

David G. Cohen, 32, an Assistant Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research, joined Merrill Lynch in 1987. Mr. Cohen's responsibilities include controllership and financial management functions for certain partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners.

Messrs. Aufenanger and Giobbe are executive officers of Mid-Miami Diagnostics Inc. ("Mid-Miami Inc."). On October 28, 1994 both Mid-Miami Inc. and Mid-Miami Diagnostics, L.P. filed voluntary petitions for protection from creditors under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. See "Item 1. Business-Medical Diagnostic Imaging Centers--Miami, Florida."
Item 11.  Executive Compensation

Registrant does not pay the executive officers or directors of the General Partner any remuneration. The General Partner does not presently pay any remuneration to any of its executive officers or directors. See Note 6 to the Financial Statements included in Item 8 hereof, however, for sums paid by Registrant to affiliates for the years ended December 30, 1994, December 31, 1993 and December 25, 1992.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

Effective December 30, 1988, two of the three Initial Limited Partners of the Registrant each with an interest in Registrant equal in amount to one-tenth of one Unit, transferred such interests to the General Partner. A third initial Limited Partner with a interest in Registrant equal in amount to one-tenth of one Unit still retains such interest. Therefore, in addition to its interest in Registrant as general partner, the General Partner also owns .2 Units. No officers or directors of the General Partner own any units of Registrant.

To the knowledge of the General Partner, as of February 1, 1995, officers and directors of the General Partner in aggregate own less than .01% of the outstanding common stock of Merrill Lynch &
Co., Inc. the ultimate parent of the General Partner.

Item 13.  Certain Relationships and Related Transactions

All of the directors of Registrant's General Partner are executive officers of affiliates that have received fees for services provided to Registrant as described in Note 6 to the Financial Statements included in Item 8 hereof, and in Item 1.

                             Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

        (a) Financial Statements, Financial Statement Schedules and Exhibits

             Financial Statements and Financial Statement
             Schedules

See Item 8."Financial Statements and Supplementary Data - Table
           of Contents."



                                             Incorporated by
                  Exhibits                    Reference to   _
3.1       Agreement and Certificate     Exhibit 3.1 to Form S-1
           of Limited Partnership,      Registration Statement
           dated as of July 10,         (File No. 2-92174).
           1984.

3.2       Restated Agreement and        Exhibit 3.2 to 1984 Form
           Certificate of Limited       10-K Report (File No. 2-
           Partnership, dated           92174)
           December 11, 1984.

4.1       Agreement to Act as           Exhibit 4.2 to 1993 Form
           Depositary dated as of       10-K Report
           January 1, 1993 between      (File No. 0-13080)
           Registrant, Security
           Pacific National Trust
           Company and Bank of New
           York.


10.1      Windplant Construction        Exhibit 10.1 to Form 8
           Contract, dated as of        dated January 10, 1985
           November 27, 1984,           amending Form 8-K Report
           between Registrant and       dated December 11, 1984
           U.S. Windpower, Inc.         (File No. 2-92174).
           ("USW").


10.2      Assignment of Power           Exhibit 10.2 to Form 8
           Purchase Agreements,         dated January 10, 1985
           dated as of December 12,     amending Form 8-K Report
           1984 between Registrant      dated December 11, 1984
           and USW.                     (File No. 2-92174).

10.3      License, dated as of          Exhibit 10.3 to Form 8
           December 12, 1984            dated January 10, 1985
           between Registrant and       amending Form 8-K Report
           USW.                         dated December 11, 1984
                                        (File No. 2-92174).

10.4      Management Agreement,         Exhibit 10.4 to Form 8
           dated as of December 12,     dated January 10, 1985
           1984 between Registrant      amending Form 8-K Report
           and USW.                     dated December 11, 1984
                                        (File No. 2-92174).

10.5      Maintenance Agreement,        Exhibit 10.5 to Form 8
           dated as of December 12,     dated January 10, 1985
           1984 between Registrant      amending Form 8-K Report
           and USW.                     dated December 11, 1984
                                        (File No. 2-92174).

10.6      Notification of Extension     Exhibit 10.6 to 1993 Form
           of Partnership Documents     10-K Report
           (Management Agreement,       (File No. 0-13080)
           Maintenance Agreement,
           and Licenses to which
           Registrant and USW are
           both parties) dated
           February 13, 1992.


10.7.1    Trailer Lease Agreement,      Exhibit 10.8 to Form 8
           dated as of December 12,     dated January 10, 1985
           1984, between Registrant     amending Form 8-K Report
           and Transamerica.            dated December 11, 1984
                                        (File No. 2-92174).
10.7.2    Amendment Agreement to        Exhibit 10.6.1 to 1987
           Trailer Lease Agreement      Form 10-K report
           between Registrant and       (File No. 0-13080).
           Transamerica dated June
           23, 1987.
10.7.3    Second Amendment to           Exhibit 10.6.3 to 1001
           Trailer Lease Agreement      Form 10-K Report
           between Registrant and       (File No. 0-13080).
           Transamerica dated
           August 7, 1991.


10.8.1    Trailer Lease Agreement,      Exhibit 10.1 to Form 10-Q
           dated as of June 1, 1986     Report for the quarter
           between Registrant and       ended June 27, 1986
           Perishable Shippers          (File No. 0-13080).
           Association.

10.8.2    Equipment Lease between       Exhibit 10.1 to Form 10-Q
           Registrant and               Report for the quarter
           Intermodal Express, Inc.     ended March 31, 1989
                                        (File No. 0-13080).

10.8.3    Second Amendment to           Exhibit 10.7.3 to 1991
           Equipment Lease              Form 10-K Report
           Agreement between            (File No. 0-13080).
           Registrant and
           Intermodal dated January
           2, 1991.

10.8.4    Equipment Lease between       Exhibit 10.1 to Form 10-Q
           Registrant and Jontri        Report for the quarter
           Transportation Company,      ended June 30, 1989
           Inc.                         (File No. 0-13080).


10.8.5    First Amendment to            Exhibit 10.2 to Form 10-Q
          Trailer Lease Agreement       Report for the quarter
          between Registrant and        ended June 29, 1990
          Jontri Transportation         (File No. 0-13080).
          Co., Inc. dated June 1,
          1990.

10.8.6    Equipment Lease between       Exhibit 10.2 to Form 10-Q
          Registrant and                Report for the quarter
          Interfresh, a Division of     ended June 30, 1989
          Bruce Church, Inc.            (File No. 0-13080).

10.8.7    First Amendment to            Exhibit 10.1 to Form 10-Q
           Trailer Lease Agreement      Report for the quarter
           between Registrant and       ended June 19, 1990
           Interfresh, a Division       (File No. 0-13080).
           of Bruce Church Inc.
           dated February 28, 1990.

10.9.1    Management Agreement,         Exhibit 10.12 to Form 8
           dated December 12, 1984,     dated January 10, 1985
           between Registrant and       amending Form 8-K Report
           BRAE Intermodal              dated December 11, 1984
           Corporation ("BIC").         (File No. 2-92174).
10.9.2    Amendment Agreement,          Exhibit 10.3 to Form 10-Q
           dated as of June 1, 1986     Report for the quarter
           to Management Agreement      ended June 27, 1986
           between Registrant and       (File No. 0-13080).
           Greenbrier Capital
           Corporation ("GCC")
           formerly BIC.
10.9.3    Second Amendment              Exhibit 10.10.1 to 1987
           Agreement, dated as June     Form 10-K Report
           23, 1987 to Management       (File No. 0-13080).
           Agreement between
           Registrant and GCC.
10.9.4    Third Amendment to            Exhibit 10.8.4 to 1001
           Management Agreement         form 10-K Report
           between Registrant and       (File No. 0-13080).
           GCC dated September 16,
           1991.

10.10.1   Container Purchase and        Exhibit 10.13 to Form 8
           Leaseback Contract,          dated January 10, 1985
           dated December 12, 1984,     amending Form 8-K Report
           between Registrant and       dated December 11, 1984
           Trans Ocean Ltd.             (File No. 2-92174).
           ("TOL").
10.10.2   Container Purchase and        Exhibit 10.14 to Form 8
           Leaseback Contract,          dated January 10, 1985
           dated December 12, 1984,     amending Form 8-K dated
           between Registrant and       December 11, 1984
           Trans Ocean Finance          (File No. 2-92174).
           Corporation ("TOFC").
10.10.3   Container Sales Agency        Exhibit 10.15 to Form 8
           Agreement, dated             dated January 10, 1985
           December 12, 1984,           amending Form 8-K report
           between Registrant and       dated December 11, 1984
           TOL.                         (File No. 2-92174).

10.10.4   Pooling and Agency            Exhibit 10.16 to Form 8
           Agreement, dated             dated January 10, 1985
           December 12, 1984            amending Form 8-K report
           between Registrant and       dated December 11, 1984
           TOL.                         (File No. 2-92174).
10.11     Management Agreement          Exhibit 10.10 to 1991
           effective August 21,         Form 10-K Report
           1991 between Continental     (File No. 0-13080).
           Asset Services Inc. and
           Registrant.
10.12.1   Loan Agreement, dated as      Exhibit 10.19 to 1984
           of December 11, 1984,        Form 10-K Report
           between Registrant and       (File No. 2-92174).
           the First National Bank
           of Minneapolis ("First
           Minneapolis").

10.12.2   Amendment No. 1, dated as     Exhibit 10.4 to Form 10-Q
           of July 1, 1986 to Loan      Report for the quarter
           Agreement between            ended June 27, 1986
           Registrant and First         (File No. 0-13080).
           Minneapolis.


10.12.3   Amendment to Loan             Exhibit 10.1 to form 10-Q
           Agreement (Trailer           Report for the quarter
           Financing) between           ended June 27, 1986
           Registrant and First         (File No. 0-13080).
           Bank National
           Association dated July
           1, 1989.

10.12.4   Security Agreement, dated     Exhibit 10.20 to 1984
           as of December 11, 1984,     Form 10-K Report
           between Registrant and       (File No. 2-92174).
           First Minneapolis.

10.13     Joint Venture Agreement       Exhibit 2.1.2 to Form 10-
           among Registrant, Costa      Q Report for the quarter
           Mesa Resources Inc.          ended June 28, 1985
           ("CMR") and Other            (File No. 0-13080).
           Investor.

10.14     Management Agreement          Exhibit 2.1.3 to Form 10-
           between Registrant and        Q Report for the quarter
           CMR.                          ended June 28, 1985
                                         (File No. 0-13080).

10.15     Sublease Agreement            Exhibit 10.21.4 to 1990
           between Registrant and       Form 10-K Report
           MIW.                         (File No. 0-13080).

10.16     Mid-Miami Diagnostics         Exhibit 10.22.2 to 1989
           Limited Partnership          Form 10-K Report
           Limited Partnership          (File No. 0-13080).
           Agreement, dated August
           1, 1989, among
           Registrant, Mid-Miami
           Diagnostics Limited
           Partnership, and Other
           Investor.
10.17     Equipment Lease, dated        Exhibit 10.22.3 to 1989
           August 1, 1989, between      Form 10-K Report
           Registrant and Mid-Miami     (File No. 0-13080).
           Diagnostics Limited
           Partnership ("MMDLP").

10.18.1   Lease Agreement dated         Attached to Exhibit 2.1.2
           January 4, 1984 between      to Form 10-Q Report for
           Landlord and Mid-Miami       the quarter ended June
           Asset Management             28, 1985
           Associates, L.P.             (File No. 0-13080).
           ("MMAM").

10.18.2   Assignment of Lease from      Attached to Exhibit 2.1.2
           MMAM to Registrant dated     to Form 10-Q Report for
           June 18, 1985.               the quarter ended June
                                        28, 1985
                                        (File No. 0-13080).

10.18.3   Real Property Sublease,       Exhibit 10.22.4 to 1989
           dated August 1, 1989,        Form 10-K Report
           between Registrant and       (File No. 0-13080).
           MMDLP.

10.18.4   Addendum dated February       Exhibit 10.18.4 to 1993
           28, 1991 to lease dated      Form 10-K Report
           January 4, 1984, between     (File No. 0-13080)
           Landlord and MMAM.

10.18.5   Letter Agreement between
           Registrant and Landlord
           regarding Landlord
           release and sale of
           equipment related to
           MMDLP dated October 7,
           1994

10.19     Letter from Registrant,       Exhibit 10.23.1 to 1989
           dated April 25, 1989, to     Form 10-K Report
           Mid-Miami terminating        (File No. 0-13080).
           Management Agreement.

10.20.1   Loan Agreement, dated as      Exhibit 10.32 to 1985
           of June 3, 1985, as          Form 10-K Report
           amended, between             (File No. 0-13080).
           Registrant and First
           Minneapolis.

10.20.2   Amendment to Loan             Exhibit 10.3 to Form 10-Q
           Agreement (Bus               Report for the quarter
           Financing) between           ended June 30, 1989
           Registrant and First         (File No. 0-13080).
           Bank National
           Association dated June
           16, 1989.

10.20.3   Second Amendment to Loan      Exhibit 10.24.3 to 1991
           Agreement and Consent        Form 10-K Report (File
           between Registrant and       No. 0-13080).
           first Bank dated August
           20, 1991.

10.21     Security Agreement, dated     Exhibit 10.33 to 1985
           as of June 3, 1985           Form 10-K Report
           between Registrant and       (File No. 0-13080).
           First Minneapolis.

10.22.1   Loan Agreement, dated as      Exhibit 10.34 to 1985
           of December 24, 1985,        form 10-K Report
           between Registrant and       (File No. 0-13080).
           U.S. concord, Inc.

10.22.2   First Amendment to Loan       Exhibit 10.4 to Form 10-Q
           Agreement between            Report for the quarter
           Registrant and U.S.          ended June 30, 1989
           Concord, Inc. dated          (File No. 0-13080).
           October 7, 1988.

10.23     Security Agreement dated      Exhibit 10.35 to 1985
           as of December 24, 1985,     Form 10-K Report
           between Registrant and       (File No. 0-13080).
           U.S. Concord, Inc.

10.24     Credit Agreement, dated       Exhibit 10.36 to 1985 10-
           as of February 5, 1985,      K Report
           between Registrant and       (File No. 0-13080).
           U.S. Steel Credit
           Corporation ("USSCC").

10.25     Security Agreement, dated     Exhibit 10.37 to 1985
           as of February 5, 1985,      Form 10-K Report
           between Registrant and       (File No. 0-13080).
           USSCC.

10.26     Subordination Agreement,      Exhibit 10.38 to 1985
           dated as of February 5,      Form 10-K Report
           1985, among Registrant,      (File No. 0-13080).
           Trans Ocean Ltd. and
           USSCC.

10.27     Secured Sales contracts       Exhibit 10.47 to 1986
           dated July 14, 1986          Form 10-K Report
           between Registrant and       (File No. 0-13080).
           Siemens Medical Systems,
           Inc.

10.28     Amendment to Promissory       Exhibit 10.33 to 1989
           Note, between Registrant     Form 10-K Report
           and Siemens Credit           (File No. 0-13080).
           Corporation.



10.29     Assignment, Assumption        Incorporated herein by
           and Amendment Agreement      reference to Exhibit 10.1
           dated November 6, 1992,      to Registrant's Form 8
           by and between TMO           Amendment to its
           Acquisition Corporation,     Quarterly Report on Form
           Hausman Bus Sales, Inc.      10-Q for the quarter
           and Continental Asset        ending September 25,
           Services, Inc.               1992, dated November 20,
                                        1992 (File No. 0-13080).

10.30     Agreement dated February
           20, 1995 between CMR and
           Registrant
10.31     Assignment of Lease           Attachment A to Exhibit
           Agreement dated February     10.30 of this filing
           20, 1995 between
           Registrant and Prime
           Health Care Network,
           Inc.
10.32     Consent to Assignment of
           Lease dated February 20,
           1995 among Registrant,
           Prime and Tobishima
           Development Company,
           Inc.
27.0      Financial Data Schedule
           to Form 10-K Report for
           the fiscal year ended
           December 30, 1994.
28.1      Pages 17 through 34 of        Prospectus dated
           Prospectus, dated            September 11, 1984, filed
           September 11, 1984,          pursuant to Form 424(b)
           filed pursuant to Rule       under the Securities Act
           424(b) under the             of 1933, as supplemented
           Securities Act of 1933,      (File No. 2-92174).
           as supplemented (5).



(b)  Reports on form 8-K.
     None.

                           SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            LIBERTY EQUIPMENT INVESTORS L.P.-
                            1984
                            By:   Whitehall Partners Inc.
                                  General Partner


   Dated: March 29, 1995    /s/ Robert F. Aufenanger
                                Robert F. Aufenanger
                                President



Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        Signature                   Title               Date

/s/ Kevin K. Albert        Director of the General March 29, 1995
   (Kevin K. Albert)       Partner

/s/ Robert F. Aufenanger   Director and President  March 29, 1995
   (Robert F. Aufenanger)  of the General Partner
                           (chief executive
                           officer)
/s/ Robert W. Seitz        Director and Vice       March 29, 1995
   (Robert W. Seitz)       President of the
                           General Partner
/s/ David G. Cohen         Treasurer of the        March 29, 1995
   (David G. Cohen)        General Partner (chief
                           accounting officer and
                           chief financial
                           officer)