Form 10-Q
period 1995-03-31
LIBERTY EQUIPMENT INVESTORS LP 1984
filed 1995-05-12
CIK 749502

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                               OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

                 Commission file number 0-13080



                LIBERTY EQUIPMENT INVESTORS L. P. - 1984
     (Exact name of Registrant as specified in its charter)


           New York                                   13-3222673
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)               Identification No.)

World Financial Center - South Tower, N.Y., N.Y.      10080-6114
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:(212) 236-6472

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing
requirements for the past 90 days.  Yes   X   No

                 PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements


              Liberty Equipment Investors L.P.-1984


                        Table of Contents




Consolidated Balance Sheets as of March 31, 1995
(Unaudited) and December 30, 1994 (Unaudited)

Consolidated Statements of Operations for the Thirteen
Week Periods Ended March 31, 1995 (Unaudited)and
April 1, 1994 (Unaudited)

Consolidated Statements of Cash Flows for the Thirteen
Week Periods Ended March 31, 1995 (Unaudited) and
April 1, 1994 (Unaudited)

Notes to Financial Statements for the Thirteen Week Period
Ended March 31, 1995 (Unaudited)

              LIBERTY EQUIPMENT INVESTORS L.P.-1984
                   CONSOLIDATED BALANCE SHEETS
              AS OF MARCH 31, 1995 (UNAUDITED) AND
                  DECEMBER 30, 1994 (UNAUDITED)

                                          March 31,    December 30,
                                 Notes         1995          1994
ASSETS:                          3,4,5
Cash and cash equivalents                   $ 1,761,247    $ 1,717,573
Property under management
contract and held for lease
(less accumulated depreciation
of $4,138,666 as of March 31,
1995 and $4,577,749 as of
December 30, 1994)                           1,740,777      2,094,070
Deferred costs (less accumulated
amortization of $352,372 as of
March 31, 1995 and $353,057 as
of December 30, 1994)                            3,375         6,045
Net assets of discontinued
operations of Windplant            5         5,364,614      5,246,131
Accounts receivable and other
assets                                         521,591        395,265

TOTAL ASSETS                               $ 9,391,604    $ 9,459,084

LIABILITIES AND PARTNERS'
CAPITAL:
Liabilities:
Notes Payable - Windplant          5       $ 4,445,512    $ 4,445,512
Accounts payable and accrued
liabilities                        5           870,045        674,421
Liabilities of discontinued
operations of Medical Imaging
Centers                           3,4          200,414        221,164
Total Liabilities                            5,515,971      5,341,097



(Continued on the following page)

              LIBERTY EQUIPMENT INVESTORS L.P.-1984
                   CONSOLIDATED BALANCE SHEETS
              AS OF MARCH 31, 1995 (UNAUDITED) AND
                  DECEMBER 30, 1994 (UNAUDITED)
                           (Continued)

                                          March 31,    December 30,
                                 Notes         1995          1994
General Partner:                    1
 Capital contributions, net of
 offering expenses and return
 of capital                                    230,366        233,115
 Cash distributions                            (58,027)       (56,978)
 Cumulative loss                              (133,583)      (134,958)
                                                38,756         41,179
Limited Partners:                   1
 Capital contributions, net of
 offering expenses and return
 of capital (31,338.3 Units
 of Limited Partnership
 Interest)                                  22,806,220     23,078,399
 Cash distributions                         (5,744,594)    (5,640,713)
 Cumulative loss                           (13,224,749)   (13,360,878)
                                             3,836,877      4,076,808

Total Partners' Capital                      3,875,633      4,117,987

TOTAL LIABILITIES AND PARTNERS'
CAPITAL                                   $  9,391,604   $  9,459,084


See Notes to Consolidated Financial Statements (Unaudited).

              LIBERTY EQUIPMENT INVESTORS L.P.-1984
          CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
     THIRTEEN WEEK PERIODS ENDED MARCH 31, 1995 (UNAUDITED)
                  AND APRIL 1, 1994 (UNAUDITED)

                                         March 31,        April 1,
                                Not          1995             1994
                                 es
REVENUES:
Rental income                           $   281,458     $    363,068
Interest income                              24,918           17,337
Gain on disposals of leased
assets                                       84,315            9,459
Total Revenues                              390,691          389,864

EXPENSES:
Depreciation and amortization
expense                                     100,516          151,353
Property operating expenses                 146,188          181,598
Other operating expenses                     71,483           54,594
Total Expenses                              318,187          387,545

INCOME FROM CONTINUING
OPERATIONS                                   72,504            2,319

DISCONTINUED OPERATIONS:
Loss from discontinued
operations of medical imaging
centers                          4                -        (181,699)
Gain on disposal of Costa Mesa
imaging center                   3           65,000                -

NET INCOME (LOSS)                       $   137,504     $  (179,380)

NET INCOME (LOSS) ALLOCATED TO
GENERAL PARTNER                         $     1,375     $    (1,794)

NET INCOME (LOSS) ALLOCATED TO
LIMITED PARTNERS (31,338.3
Units of Limited Partnership
Interest)                                   136,129        (177,586)
NET INCOME (LOSS)                      $    137,504     $  (179,380)

(Continued on the following page)

              LIBERTY EQUIPMENT INVESTORS L.P.-1984
          CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
     THIRTEEN WEEK PERIODS ENDED MARCH 31, 1995 (UNAUDITED)
                  AND APRIL 1, 1994 (UNAUDITED)
                           (Continued)



                                         March 31,        April 1,
                                Not          1995             1994
                                 es

PER UNIT OF LIMITED PARTNERSHIP
INTEREST:

INCOME FROM CONTINUING
OPERATIONS                               $     2.29      $      .07

DISCONTINUED OPERATIONS:
Loss from discontinued
operations of medical imaging
centers                                           -           (5.74)
Gain on disposal of Costa Mesa
imaging center                                 2.05                -

NET INCOME (LOSS)                        $     4.34      $    (5.67)


See Notes to Consolidated Financial Statements (Unaudited).

              LIBERTY EQUIPMENT INVESTORS L.P.-1984
          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
     THIRTEEN WEEK PERIODS ENDED MARCH 31, 1995 (UNAUDITED)
                  AND APRIL 1, 1994 (UNAUDITED)

                                     March 31,      April 1,
                                         1995           1994
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities:
Net income (loss)                    $   137,504   $  (179,380)
Adjustments to reconcile net
income (loss) to net cash
provided by (used in) operating
activities:
Depreciation and amortization            100,516        151,353
Gain on disposal of leased assets        (84,315)        (9,459)
Increase/Decrease in:
Accounts payable and accrued
liabilities                              195,624        116,616
Deferred costs                             2,307          3,836
Accounts receivable and other
assets                                   (41,442)        (6,485)
Net assets of discontinued
operations of Windplant                 (118,483)      (136,713)
Liabilities of discontinued
operations of Medical Imaging
Centers                                  (20,750)         38,926
Net cash provided by (used in)
operating activities                     170,961         (21,306)

Cash flows from investing activities:
Proceeds from disposed equipment         252,571         172,870
Net cash provided by investing
activities                               252,571         172,870


(Continued on the following page)

              LIBERTY EQUIPMENT INVESTORS L.P.-1984
          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
     THIRTEEN WEEK PERIODS ENDED MARCH 31, 1995 (UNAUDITED)
                  AND APRIL 1, 1994 (UNAUDITED)
                           (Continued)

                                     March 31,      April 1,
                                         1995           1994

Cash flows from financing activities:
Cash distributed to:
 Limited Partners                       (103,881)      (220,536)
 General Partner                          (1,049)        (2,227)
 Capital returned to:
 Limited Partners                       (272,179)      (249,539)
 General Partner                          (2,749)        (2,521)
Net cash used in financing
activities                              (379,858)      (474,823)

Net increase (decrease) in cash
and cash equivalents                      43,674       (323,259)
Cash and Cash Equivalents at
Beginning of the Year                  1,717,573      2,319,346
Cash and Cash Equivalents at End
of the Period                        $ 1,761,247    $ 1,996,087




See Notes to Consolidated Financial Statements (Unaudited).

              LIBERTY EQUIPMENT INVESTORS L.P.-1984
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THIRTEEN WEEK PERIOD ENDED MARCH 31, 1995 (UNAUDITED)


NOTE 1.   Organization

Liberty Equipment Investors L.P. - 1984 (the "Partnership") was formed and the Agreement and Certificate of Limited Partnership was filed under the Revised Uniform Limited Partnership Act of the State of Delaware on July 10, 1984. The General Partner is Whitehall Partners Inc. (the "General Partner"), a Delaware Corporation which is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc.

The purpose of the Partnership is to operate, lease and otherwise invest in and deal with equipment and direct and indirect interests therein.

Pursuant to the terms of the Partnership Agreement, the General Partner is liable for all general obligations of the Partnership to the extent not paid by the Partnership. The Limited Partners are not liable for the obligations of the Partnership beyond the amount of their contributed capital.

In the opinion of the General Partner, the financial statements include all adjustments necessary to fairly reflect the results of the interim periods presented. All adjustments are of a normal recurring nature.

Reclassifications

Certain reclassifications were made to the 1994 financial statements to conform with the current period's presentation.

NOTE 2.   Additional Information

Additional information, including the audited year end 1994 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the year ended December 30, 1994 on file with the Securities and Exchange Commission. All accounting policies are as stated in the aforementioned annual report except for revenues and expenses relating to the Partnership's maritime shipping containers which, for interim reporting purposes, are estimated based upon the prior quarter's results.

NOTE 3.   Sale of Assets Related to the Costa Mesa Imaging Center

The Costa Mesa joint venture agreement and the lease for the facility which houses the equipment owned by the Partnership and used by the Costa Mesa joint venture were both scheduled to expire on May 23, 1995. Effective February 20, 1995 (the "Effective Date"), the Partnership entered into an agreement (the "Purchase and Sale Agreement") with CMR pursuant to which the Partnership sold its interests in the joint venture, the equipment, the leasehold and leasehold improvements including all of its obligations to CMR for an aggregate purchase price of $65,000. CMR had simultaneously caused the joint venture to enter into an agreement (the "Asset Agreement") with a third party, not related to the Partnership or CMR, to sell all assets of the joint venture, including those assets acquired by CMR from the Partnership. Pursuant to the Purchase and Sale Agreement, the Partnership was paid the $65,000 purchase price on April 3, 1995. In connection with the sale, the Partnership has been released as of the Effective Date from all obligations under the lease, including, without limitation, all future rent payments and any expenses to restore the premises to their original condition at the end of the lease. In addition, CMR, MRI and the joint venture entered into a release agreement with the Partnership, releasing the Partnership from all obligations, claims and other liabilities, past, present and future, with respect to the joint venture and related matters. The Partnership entered into a similar release agreement for the benefit of CMR, MRI and the joint venture. The Partnership recognized a gain of $65,000 on the transaction.

NOTE 4.   Discontinued Operations - Medical Imaging Centers

The Partnership recorded its Medical Imaging Segment as a discontinued operation on July 1, 1994. Together, the Miami and Costa Mesa imaging centers constituted the Partnership's discontinued Medical Imaging Segment. As of March 31, 1995 and December 30, 1994, the Partnership's liabilities of discontinued operations related to its Medical Imaging Centers were comprised primarily of accruals for closing, selling or otherwise liquidating the facilities, totaling $200,414 and $221,164, respectively.

The income and expenses for the Medical Imaging Centers for the thirteen weeks ended April 1, 1994 were as follows:


Total revenues                      $   550,707
Total expenses                          732,406
Loss from discontinued operations
of Medical Imaging Centers
                                    $  (181,699)



NOTE 5.   Subsequent Event - Sale of Windplant

The Partnership consummated the sale of its Windplant to an affiliate of the Windplant manager effective April 12, 1995. Pursuant to the sale, the Partnership received total consideration of $6,061,669 consisting of a cash purchase price of $5,380,399 and the forgiveness of $681,270 of amounts owing to certain affiliates of the buyer. Of the $5,380,399 cash purchase price, $5,080,399 was applied to the payment of the outstanding principal amount of, and all accrued and unpaid interest on, the construction notes issued by the Partnership in connection with the Partnership's purchase of the Windplant. Also, as a result of the sale, the buyer assumed certain agreements related to the operations and maintenance of, and the sale and transmission of energy generated by, the Windplant; and the buyer and/or an affiliate of the buyer assumed all remaining liabilities and obligations of the Partnership relating to the ownership, construction, operation, maintenance and/or management of the Windplant. There will be no gain or loss recorded in the second quarter resulting from the Partnership's sale of the Windplant.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1995, Registrant had $1,761,247 in cash and cash equivalents. Of this amount, $1,584,109 was invested in commercial paper. The balance was primarily maintained in money market and demand deposit cash accounts. These amounts represent funds held in reserve for working capital purposes and cash distributions to Partners. Approximately $744,000 will be distributed to Partners in the second quarter of 1995.

Registrant generated positive cash flow from its bus and container investments and equipment sales in the first quarter of 1995, which, together with cash reserves, was utilized to meet operating requirements and provide for distributions to Partners.

Buses

Registrant expects to opportunistically liquidate its remaining buses in 1995. Registrant sold two buses during the first quarter of 1995, leaving three buses remaining in its fleet as of March 31, 1995, all of which were on-lease.

Sale of Windplant

Registrant consummated the sale of its Windplant to an affiliate of the Windplant manager effective April 12, 1995. Pursuant to the sale, Registrant received total consideration of $6,061,669 consisting of a cash purchase price of $5,380,399 and the forgiveness of $681,270 of amounts owing to certain affiliates of the buyer. Of the $5,380,399 cash purchase price, $5,080,399 was applied to the payment of the outstanding principal amount of, and all accrued and unpaid interest on, the construction notes issued in connection with Registrant's purchase of the Windplant. Also, as a result of the sale, the buyer assumed certain agreements related to the operations and maintenance of, and the sale and transmission of energy generated by, the Windplant; and the buyer and/or an affiliate of the buyer assumed all remaining liabilities and obligations of Registrant relating to the ownership, construction, operation, maintenance and/or management of the Windplant.

Medical Imaging Centers

Together, the Miami and Costa Mesa facilities constituted Registrant's Discontinued Medical Imaging Segment. During the first quarter of 1995, Registrant expended funds from reserves allocated for closing and liquidating the facilities. As of March 31, 1995, Registrant's liabilities from discontinued operations related to its Medical Imaging Segment, which were comprised primarily of such reserves, totaled $200,414.

Miami Imaging Center

Registrant believes that it has adequate reserves to satisfy all future costs associated with liquidating its investment in Mid-
Miami Inc. and Mid-Miami L.P.

Costa Mesa Imaging Center

The Costa Mesa joint venture agreement and the lease for the facility which houses the equipment owned by Registrant and used by the Costa Mesa joint venture were both scheduled to expire on May 23, 1995. Effective February 20, 1995 (the "Effective Date"), Registrant entered into an agreement (the "Purchase and Sale Agreement") with CMR pursuant to which Registrant sold its interests in the joint venture, the equipment, the leasehold and leasehold improvements including all of its obligations to CMR for an aggregate purchase price of $65,000. CMR then caused the joint venture to enter into an agreement (the "Asset Agreement") with a third party, not related to Registrant or CMR, to sell all assets of the joint venture, including those assets acquired by CMR from Registrant. Pursuant to the Purchase and Sale Agreement, Registrant was paid the $65,000 purchase price on April 3, 1995. In connection with the sale, Registrant has been released as of the Effective Date from all obligations under the lease, including, without limitation, all future rent payments and any expenses to restore the premises to their original condition at the end of the lease. In addition, CMR, MRI and the joint venture entered into a release agreement with Registrant, releasing Registrant from all obligations, claims and other liabilities, past, present and future, with respect to the joint venture and related matters. Registrant entered into a similar release agreement for the benefit of CMR, MRI and the joint venture.


Containers

Registrant's container manager has been disposing of certain containers on Registrant's behalf. These containers required non-cost-effective rehabilitation due to wear and age. As a result of the age and condition of the containers, the rate of disposal of the containers may remain high through 1995.

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

If the net book value of a particular asset is materially higher than the estimated net realizable value, Registrant will write down the net book value of the asset accordingly; however, Registrant does not write its assets down to a value below the asset-related non-recourse debt. Registrant relies on industry sources and its experience in the particular marketplace to determine whether an asset impairment is other than temporary.

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

Summary

Registrant anticipates pursuing a course of liquidation whereby Registrant would opportunistically liquidate its remaining buses and its containers in 1995. Due to uncertainty of the timing and negotiated sales price of future asset sales, Registrant is unable to determine the impact of such potential sales or dispositions on its liquidity and future results of operations.

It is currently estimated that Registrant's cash reserves, together with cash from operations and equipment sales, will be adequate to satisfy all of its operating obligations and provide for distributions to Partners.

Results of Operations

Overall Results

Registrant generated net income of $137,504 in the thirteen week period ended March 31, 1995 compared to a net loss of $179,380 in the corresponding period in 1994. The favorable change reflects:
(1) higher income from continuing operations in the 1995 first quarter compared to the 1994 first quarter (2) a gain on the sale of Registrant's interest in its Costa Mesa medical imaging venture in the 1995 first quarter and (3) a 1994 loss of approximately $182,000 from the discontinued operations of the Medical Imaging Segment.

Continuing Operations

Registrant's continuing operations generated higher income in the 1995 first quarter compared to the same period of 1994 primarily as a result of lower expenses.

Registrant's total revenues were relatively unchanged in the 1995 first quarter when compared to the 1994 first quarter reflecting lower revenues from Registrant's buses and containers offset by higher gains from the sale of buses and containers in the 1995 first quarter. Registrant's buses generated revenues in the first quarter of 1995 of approximately $19,000 compared to approximately $50,000 in the same period in 1994 reflecting the sale of a significant number of Registrant's remaining buses since the end of the first quarter of 1994. Container revenues decreased to approximately $262,000 in the 1995 first quarter from approximately $313,000 in the same 1994 period, primarily reflecting the disposal of containers in the intervening period.

Registrant's total expenses including depreciation and amortization expense and property operating expenses decreased in the first quarter of 1995 when compared to the first quarter of 1994 primarily due to the sale of buses and containers in the intervening period.

Discontinued Operations

Registrant's Medical Imaging Segment, which was recorded as a discontinued operation in the second quarter of 1994, was comprised of Registrant's Miami and Costa Mesa medical imaging centers. The results of operations of Registrant's Medical Imaging Segment are not comparable since: (1) the Miami imaging center was closed in the third quarter of 1994 and (2) no results of operations of the Medical Imaging Segment have been recorded by Registrant after the 1994 second quarter.

Results by Segment

Registrant's Equipment Leasing Segment, which consisted of investments in buses and containers in both the 1995 first quarter and 1994 first quarter composes Registrant's remaining continuing operations. Information regarding this segment is described under Overall Results - Continuing Operations, above.

The results from Registrant's discontinued Medical imaging segment, which was comprised of Registrant's Miami and Costa Mesa imaging facilities are described above under the Overall Results
- - - - - - Discontinued Operations.

Inflation

The low level of inflation during the first quarter of 1995 did not significantly affect operating income and expenses.

                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

A).      Exhibits



          EXHIBIT
          NUMBER     DESCRIPTION                           PAGE NUMBER

          10         Acquisition Agreement by and among
                     Kenetech Windpower, Inc., KW
                     Hayward, L.P., U.S. Windpower
                     Transmission Corporation and
                     Registrant

          27         Financial Data Schedule

B).      Reports on Form 8-K

         Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1995. However, Registrant filed a report on Form 8-K on April 27, 1995 with regard to the sale of its Windplant.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              LIBERTY EQUIPMENT INVESTORS L.P.-1984

                              By: Whitehall Partners Inc.
                                  General Partner


Dated:  May 12, 1995          /s/ Robert F. Aufenanger
                                  Robert F. Aufenanger
                                  Director and President
                                  Chief Executive Officer


Dated:  May 12, 1995          /s/ David G. Cohen
                                  David G. Cohen
                                  Treasurer
                                  Chief Accounting Officer
                                  and Chief Financial Officer