Form 10-Q
period 1995-06-30
LIBERTY EQUIPMENT INVESTORS LP 1984
filed 1995-08-11
CIK 749502

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-13080



                 LIBERTY EQUIPMENT INVESTORS L.P.-1984
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

                 PART I - FINANCIAL INFORMATION



                  Item 1.  Financial Statements


              Liberty Equipment Investors L.P.-1984


                        Table of Contents






Consolidated Balance Sheets as of June 30, 1995
(Unaudited) and December 30, 1994 (Unaudited)

Consolidated Statements of Operations for the Thirteen and Twenty-Six Week Periods Ended June 30, 1995 (Unaudited)and
July 1, 1994 (Unaudited)

Consolidated Statements of Cash Flows for the Twenty-Six
Week Periods Ended June 30, 1995 (Unaudited) and July 1,
1994 (Unaudited)

Notes to Financial Statements for the Twenty-Six Week
Period Ended June 30, 1995 (Unaudited)

              LIBERTY EQUIPMENT INVESTORS L.P.-1984
                   CONSOLIDATED BALANCE SHEETS
                 AS OF JUNE 30, 1995 (UNAUDITED)
                AND DECEMBER 30, 1994 (UNAUDITED)



                                          June 30,   December 30,
                                 Notes       1995          1994
ASSETS:                          3,4,5
Cash and cash equivalents                 $ 1,808,365    $ 1,717,573
Property under management
contract and held for lease
(less accumulated depreciation
of $3,686,444 and $4,577,749,
respectively)                              1,327,531      2,094,070
Deferred costs (less accumulated
amortization of $351,840 and
$353,057, respectively)
                                                 752          6,045
Net assets of discontinued
operations of Windplant            5               -      5,246,131
Accounts receivable and other
assets                                       292,073        395,265

TOTAL ASSETS                              $ 3,428,721    $ 9,459,084

LIABILITIES AND PARTNERS'
CAPITAL:
Liabilities:
Notes Payable - Windplant           5        $      -    $ 4,445,512
Accounts payable and accrued
liabilities                        5         218,356        674,421
Liabilities of discontinued
operations of Medical Imaging
Centers                           3,4        106,414        221,164
Total Liabilities                             324,770      5,341,097





(Continued on the following page)

              LIBERTY EQUIPMENT INVESTORS L.P.-1984
                   CONSOLIDATED BALANCE SHEETS
                 AS OF JUNE 30, 1995 (UNAUDITED)
                AND DECEMBER 30, 1994 (UNAUDITED)
                           (Continued)




                                          June 30,     December 30,
                                 Notes       1995            1994
Partners' Capital:
General Partner:                    1
Capital contributions, net of
offering expenses and return of
capital                                       224,249        233,115
Cash distributions                            (59,349)       (56,978)
Cumulative loss                              (133,861)      (134,958)
                                               31,039         41,179

Limited Partners:                  1
Capital contributions, net of
offering expenses and return of
capital (31,338.3 Units of
Limited Partnership Interest)
                                           22,200,628     23,078,399
Cash distributions                         (5,875,451)    (5,640,713)
Cumulative loss                           (13,252,265)   (13,360,878)
                                            3,072,912      4,076,808

Total Partners' Capital                     3,103,951      4,117,987

TOTAL LIABILITIES AND PARTNERS'
CAPITAL                                  $  3,428,721   $  9,459,084


See Notes to Consolidated Financial Statements (Unaudited).



              LIBERTY EQUIPMENT INVESTORS L.P.-1984
              CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS
                 ENDED JUNE 30, 1995 (UNAUDITED)
                  AND JULY 1, 1994 (UNAUDITED)


                          Thirteen Weeks         Twenty-Six Weeks
                       June 30,     July 1,    June 30,     July 1,
               Notes      1995        1994        1995        1994
REVENUES:
Rental income          $ 225,951   $ 342,815    $ 507,409   $ 705,883
Interest
income                    26,506      18,514       51,424      35,851
Gain on
disposals of
leased assets             10,215      11,964       94,530      21,423

Total Revenues           262,672     373,293     653,363     763,157

EXPENSES:
Depreciation
and
amortization
expense                   88,614     155,621      189,130     307,394
Property
operating
expenses                 132,028     174,459      278,216     355,637
Other
operating
expenses                  69,824      50,071      141,307     104,665

Total Expenses           290,466     380,151      608,653     767,696

(Continued on the following page)


              LIBERTY EQUIPMENT INVESTORS L.P.-1984
              CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS
                 ENDED JUNE 30, 1995 (UNAUDITED)
                  AND JULY 1, 1994 (UNAUDITED)
                           (Continued)


                          Thirteen Weeks         Twenty-Six Weeks
                       June 30,     July 1,    June 30,     July 1,
               Notes      1995        1994        1995        1994
(LOSS)/INCOME
FROM
CONTINUING
OPERATIONS              (27,794)     (6,858)       44,710     (4,539)

DISCONTINUED
OPERATIONS:
Loss from
discontinued
operations of
medical
imaging
centers          4            --    (10,658)           --   (192,357)
Gain on
disposal of
Costa Mesa
Imaging Center
Investment
                 3            --          --       65,000          --
NET (LOSS)/
INCOME                $ (27,794)  $ (17,516)    $ 109,710  $(196,896)

NET (LOSS)/
INCOME
ALLOCATED TO
GENERAL
PARTNER                $    (278)  $   (175)     $  1,097  $  (1,969)

See Notes to Consolidated Financial Statements (Unaudited).


              LIBERTY EQUIPMENT INVESTORS L.P.-1984
              CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS
                 ENDED JUNE 30, 1995 (UNAUDITED)
                  AND JULY 1, 1994 (UNAUDITED)
                           (Continued)


                          Thirteen Weeks         Twenty-Six Weeks
                       June 30,     July 1,    June 30,     July 1,
               Notes      1995        1994        1995        1994
NET (LOSS)/
INCOME
ALLOCATED TO
LIMITED
PARTNERS
(31,338.3
Units of
Limited
Partnership
Interest)               (27,516)    (17,341)      108,613   (194,927)
Net (Loss)/
Income                 $ (27,794)  $ (17,516)   $ 109,710  $(196,896)
PER UNIT OF LIMITED
PARTNERSHIP
INTEREST:
(LOSS)/INCOME
FROM
CONTINUING
OPERATIONS             $   (0.88)  $    (.22)   $    1.41   $   (.14)

DISCONTINUED
OPERATIONS:
Loss from
discontinued
operations of
medical
imaging
centers          4            --        (.34)           --      (6.08)

Gain on
disposal of
Costa Mesa
Imaging Center
Investment       3            --          --         2.05          --
NET (LOSS)/
INCOME                 $   (0.88)  $    (.56)   $    3.46  $   (6.22)

See Notes to Consolidated Financial Statements (Unaudited).

              LIBERTY EQUIPMENT INVESTORS L.P.-1984
              CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 1995 (UNAUDITED)
                  AND JULY 1, 1994 (UNAUDITED)


                                     June 30,        July 1,
                                         1995           1994
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities:
Net Income/(Loss)                     $   109,710   $  (196,896)
Adjustments to reconcile net
income/(loss) to net cash (used
in)/provided by operating
activities:
Depreciation and amortization             189,130        307,394
Gain on disposal of leased assets        (94,530)       (21,423)
Gain on sale of Costa Mesa imaging
center investment                       (65,000)             --
Current year accrued interest paid
for discontinued operations of
Windplant                              (134,268)             --
Increase/Decrease in:
Accounts payable and accrued
liabilities                            (456,065)          (147)
Deferred costs                            4,610          6,832
Accounts receivable and other
assets                                    56,173       (55,525)
Liabilities of discontinued
operations of medical imaging
centers                                (114,750)       (15,171)
Net cash (used in)/provided by
operating activities                   (504,990)         25,064

Cash flows from investing activities:
Proceeds from disposed equipment          719,641        585,871
Proceeds from sale of Windplant         5,380,399             --
Proceeds from sale of Costa Mesa
imaging center investment                 65,000             --
Net cash provided by investing
activities                             6,165,040        585,871

(Continued on the following page)

              LIBERTY EQUIPMENT INVESTORS L.P.-1984
              CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 1995 (UNAUDITED)
                  AND JULY 1, 1994 (UNAUDITED)
                           (Continued)


                                     June 30,        July 1,
                                       1995           1994
Cash flows from financing activities:
Repayment of Notes Payable -
Windplant                            (4,445,512)              -
Cash distributed to:
Limited Partners                        (234,738)      (362,778)
General Partner                           (2,371)        (3,664)
Capital returned to:
Limited Partners                        (877,771)      (420,680)
General Partner                           (8,866)        (4,249)
Net cash used in financing
activities                           (5,569,258)      (791,371)

Net increase (decrease) in cash
and cash equivalents                      90,792      (180,436)
Cash and Cash Equivalents at
Beginning of the Year                  1,717,573      2,319,346
Cash and Cash Equivalents at End
of the Period                        $ 1,808,365     $2,138,910


See Notes to Consolidated Financial Statements (Unaudited).







              LIBERTY EQUIPMENT INVESTORS L.P.-1984
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE TWENTY-SIX WEEK PERIOD ENDED JUNE 30, 1995 (UNAUDITED)


NOTE 1.   Organization

Liberty Equipment Investors L.P. - 1984 (the "Partnership") was formed and the Agreement and Certificate of Limited Partnership was filed under the Revised Uniform Limited Partnership Act of the State of Delaware on July 10, 1984. The General Partner is Whitehall Partners Inc. (the "General Partner"), a Delaware Corporation which is an indirect wholly-owned subsidiary of Merrill Lynch & Co. Inc.

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

NOTE 4.   Discontinued Operations - Medical Imaging Centers

The Partnership recorded its Medical Imaging Segment as a discontinued operation on July 1, 1994. Together, the Miami and Costa Mesa imaging centers constituted the Partnership's discontinued Medical Imaging Segment. As of June 30, 1995 and December 30, 1994, the Partnership's liabilities of discontinued operations related to its Medical Imaging Centers were comprised of accruals for closing, selling or otherwise liquidating the facilities, totaling $106,414 and $221,164, respectively.

The income and expenses for the Medical Imaging Centers for the thirteen and twenty-six week periods ended July 1, 1994 were as follows:

                                     Thirteen    Twenty-Six
                                       Weeks         Weeks

Total revenues                      $   293,300   $   844,007
Total expenses                        (303,958)   (1,036,364)
Loss from discontinued operations
of Medical Imaging Centers
                                   $   (10,658)  $  (192,357)



NOTE 5.   Sale of Windplant

The Partnership consummated the sale of its Windplant to an affiliate of the Windplant manager effective April 12, 1995. Pursuant to the sale, the Partnership received total consideration of $6,061,669 consisting of a cash purchase price of $5,380,399 and the forgiveness of $681,270 of amounts owing to certain affiliates of the buyer. Of the $5,380,399 cash purchase price, $5,080,399 was applied to the payment of the outstanding principal amount of, and all accrued and unpaid interest on, the construction notes issued by the Partnership in connection with the Partnership's purchase of the Windplant. Also, as a result of the sale, the buyer assumed certain agreements related to the operations and maintenance of, and the sale and transmission of energy generated by, the Windplant; and the buyer and/or an affiliate of the buyer assumed all remaining liabilities and obligations of the Partnership relating to the ownership, construction, operation, maintenance and/or management of the Windplant. There was no gain or loss recorded in the second quarter resulting from the Partnership's sale of the Windplant.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1995, Registrant had $1,808,365 in cash and cash equivalents. Of this amount, $1,607,207 was invested in commercial paper. The balance was primarily maintained in money market and demand deposit cash accounts. These amounts represent funds held in reserve for working capital purposes and cash distributions to Partners. Approximately $862,000 will be distributed to Partners in the third quarter of 1995.

Registrant generated positive cash flow from its bus and container investments and asset sales in the first half of 1995, which, together with cash reserves, was utilized to meet operating requirements and provide for distributions to Partners.

On May 19, 1995 Registrant mailed to its limited partners a Proxy Statement Furnished in Connection with the Solicitation of Consents relating to an amendment to Registrant's Partnership Agreement. The solicitation was successfully concluded whereby a majority of limited partners consented to the amendment.
Pursuant to the amendment, the requirement that limited partners consent to any sale, abandonment or disposition of all or substantially all of Registrant's assets has been eliminated to the extent that, in the determination of the General Partner, such sale, abandonment or disposition is in the best interests of Registrant.

Buses

Registrant sold its remaining five buses during the first half of 1995 for an aggregate amount of $339,005, net of sales commissions.

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

Medical Imaging Centers

Together, the Miami and Costa Mesa facilities constituted Registrant's discontinued Medical Imaging Segment. During the first half of 1995, Registrant expended funds from reserves allocated for closing and liquidating the facilities. As of June 30, 1995, Registrant's liabilities from discontinued operations related to its Medical Imaging Segment, which were comprised primarily of such reserves, totaled $106,414.

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

Summary

Registrant anticipates pursuing a course of liquidation whereby Registrant would opportunistically liquidate its remaining containers in 1995. Due to uncertainty of the timing and negotiated sales price of future container sales, Registrant is unable to determine the impact of such potential sales or dispositions on its liquidity and future results of operations.

It is currently estimated that Registrant's cash reserves, together with cash from its container operations and container sales, will be adequate to satisfy all of its operating obligations and provide for distributions to Partners.



Results of Operations

Overall Results

Thirteen Week Periods Ended June 30, 1995 and July 1, 1994:

Registrant generated a net loss of $27,794 in the thirteen week period ended June 30, 1995 compared to a net loss of $17,516 in the corresponding period in 1994. The unfavorable change primarily reflects a higher loss from continuing operations in the 1995 second quarter compared to the same period in 1994, partially offset by a 1994 loss of approximately $10,658 from the discontinued operations of the Medical Imaging Segment.

Continuing Operations

Registrant's continuing operations generated a higher loss in the 1995 second quarter compared to the same period in 1994 primarily as a result of lower revenues partially offset by lower expenses.

Registrant's total revenues decreased in the 1995 second quarter when compared to the same period of 1994 reflecting lower revenues from Registrant's containers and buses. Registrant's buses generated $4,000 in revenue in the second quarter of 1995 compared to revenues of approximately $40,000 in the same period in 1994 reflecting the sale of buses in the intervening period. Container revenues decreased to approximately $222,000 in the 1995 second quarter from approximately $303,000 in the same 1994 period, primarily reflecting the disposal of containers in the intervening period.

Registrant's total expenses including depreciation and amortization expense and property operating expenses decreased in the second quarter of 1995 when compared to the second quarter of 1994 primarily due to the sale of buses and containers in the intervening period.

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

Twenty-Six Week Period Ended June 30, 1995 and July 1, 1994:

Registrant generated net income of $109,710 in the twenty-six week period ended June 30, 1995 compared to a net loss of $196,896 in the corresponding period in 1994. The favorable change reflects: (1) income from continuing operations in the 1995 first half compared to a loss from continuing operations the same period in 1994 (2) a gain on the sale of Registrant's interest in its Costa Mesa medical imaging venture in the 1995 first half and (3) a 1994 loss of approximately $192,000 from the discontinued operations of the Medical Imaging Segment.

Continuing Operations

Registrant's continuing operations generated income in the 1995 first half compared to a loss in the same period of 1994 primarily as a result of lower expenses partially offset by lower revenues.

Registrant's total revenues decreased in the first half of 1995 when compared to the same period in 1994 reflecting lower revenues from Registrant's buses and containers partially offset by higher gains from the sale of containers in the first half of 1995. Registrant's buses generated revenues in the first half of 1995 of approximately $23,000 compared to approximately $90,000 in the same period in 1994 reflecting the sale of buses in the intervening period. Container revenues decreased to approximately $484,000 in the 1995 first half from approximately $616,000 in the same 1994 period, primarily reflecting the disposal of containers in the intervening period.

Registrant's total expenses including depreciation and amortization expense and property operating expenses decreased in the first half of 1995 when compared to the first half of 1994 primarily due to the sale of buses and containers in the intervening period.

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


Results by Segment

Registrant's Equipment Leasing Segment, which consisted of investments in buses and containers in each of the 1994 and 1995 thirteen and twenty-six week periods, comprises Registrant's remaining continuing operations. Information regarding this segment is described under Overall Results - Continuing Operations, above.

The results from Registrant's discontinued Medical imaging segment, which was comprised of Registrant's Miami and Costa Mesa imaging facilities in each of the 1994 and 1995 thirteen and twenty-six week periods, are described above under Overall
Results - Discontinued Operations.

Inflation

The low level of inflation during the first half of 1995 did not significantly affect operating income and expenses.

                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          On May 19, 1995 Registrant mailed to its limited partners a Proxy Statement Furnished in Connection with the Solicitation of Consents relating to an amendment to Registrant's Partnership Agreement. The solicitation was successfully concluded whereby a majority of limited partners consented to the amendment. Pursuant to the amendment, the requirement that limited partners consent to any sale, abandonment or disposition of all or substantially all of Registrant's assets has been eliminated to the extent that, in the determination of the General Partner, such sale, abandonment or disposition is in the best interests of Registrant.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

A).       Exhibits

          None.

B).       Reports on Form 8-K

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


                              LIBERTY EQUIPMENT INVESTORS L.P.-1984

                              By: Whitehall Partners Inc.
                                  General Partner


Dated:  August 11, 1995       /s/ Robert F. Aufenanger
                                  Robert F. Aufenanger
                                  Director and President
                                  Chief Executive Officer


Dated:  August 11, 1995       /s/ Diane T. Herte
                                  Diane T. Herte
                                  Treasurer
                                  Chief Accounting Officer
                                  and Chief Financial Officer