Form 10-Q
period 1995-09-29
LIBERTY EQUIPMENT INVESTORS LP 1984
filed 1995-11-13
CIK 749502

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1995

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


                 PART I - FINANCIAL INFORMATION



                  Item 1.  Financial Statements


              Liberty Equipment Investors L.P.-1984


                        Table of Contents






Consolidated Balance Sheets as of September 29, 1995
(Unaudited) and December 30, 1994 (Unaudited)

Consolidated Statements of Operations for the Thirteen and Thirty-Nine Week Periods Ended September 29, 1995
(Unaudited)and September 30, 1994 (Unaudited)

Consolidated Statements of Cash Flows for the Thirty-Nine
Week Periods Ended September 29, 1995 (Unaudited) and
September 30, 1994 (Unaudited)

Notes to Consolidated Financial Statements for the Thirty-
Nine Week Period Ended September 29, 1995 (Unaudited)

              LIBERTY EQUIPMENT INVESTORS L.P.-1984
                   CONSOLIDATED BALANCE SHEETS
              AS OF SEPTEMBER 29, 1995 (UNAUDITED)
                AND DECEMBER 30, 1994 (UNAUDITED)



                                        September 29,  December 30,
                                 Notes        1995           1994
ASSETS:                           3,4
Cash and cash equivalents                  $ 1,169,004    $ 1,717,573
Property under management
contract and held for lease
(less accumulated depreciation
of $3,543,156 and $4,577,749,
respectively)                                1,163,149      2,094,070
Deferred costs (less accumulated
amortization of $351,389 and
$353,057, respectively)                            473          6,045
Net assets of discontinued
operations of Windplant            5                 -      5,246,131
Accounts receivable and other
assets                                         159,049        395,265

TOTAL ASSETS                               $ 2,491,675    $ 9,459,084

LIABILITIES AND PARTNERS'
CAPITAL:
Liabilities:
Notes Payable - Windplant          5         $       -    $ 4,445,512
Accounts payable and accrued
liabilities                        5           174,344        674,421
Liabilities of discontinued
operations of Medical Imaging
Centers                            4            62,652        221,164
Total Liabilities                              236,996      5,341,097





(Continued on the following page.)

              LIBERTY EQUIPMENT INVESTORS L.P.-1984
                   CONSOLIDATED BALANCE SHEETS
              AS OF SEPTEMBER 29, 1995 (UNAUDITED)
                AND DECEMBER 30, 1994 (UNAUDITED)
                           (Continued)




                                       September 29,   December 30,
                                 Notes       1995            1994
Partners' Capital:
General Partner:
Capital contributions, net of
offering expenses and return of
capital                                       216,861        233,115
Cash distributions                            (60,509)       (56,978)
Cumulative loss                              (133,807)      (134,958)
                                               22,545         41,179

Limited Partners:
Capital contributions, net of
offering expenses and return of
capital (31,338.3 Units of
Limited Partnership Interest)              21,469,283     23,078,399                                      21,469,283     23,078,399
Cash distributions                         (5,990,240)    (5,640,713)
Cumulative loss                           (13,246,909)   (13,360,878)
                                            2,232,134      4,076,808

Total Partners' Capital                     2,254,679      4,117,987

TOTAL LIABILITIES AND PARTNERS'
CAPITAL                                  $  2,491,675   $  9,459,084


See Notes to Consolidated Financial Statements (Unaudited).



              LIBERTY EQUIPMENT INVESTORS L.P.-1984
              CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS
              ENDED SEPTEMBER 29, 1995 (UNAUDITED)
               AND SEPTEMBER 30, 1994 (UNAUDITED)


                        Thirteen Weeks           Thirty-Nine Weeks
                    September    September    September    September
                       29,          30,          29,          30,
             Note     1995         1994         1995         1994
              s
REVENUES:
Rental
income             $   204,443   $   335,219  $   711,852  $ 1,041,102
Interest
income                  20,564        20,218       71,988       56,069
(Loss)/Gain
on disposals
of leased
assets                 (19,009)       18,974       75,521       40,397

Total
Revenues               205,998       374,411      859,361    1,137,568


EXPENSES:
Depreciation
and amortiza-
tion expense            83,177       125,266      272,307      432,660
Property
operating
expenses                73,874       197,557      352,090      553,194
Other
operating
expenses                43,537       104,386      184,844      209,051


Total
Expenses               200,588      427,209      809,241     1,194,905


(Continued on the following page.)


              LIBERTY EQUIPMENT INVESTORS L.P.-1984
              CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS
              ENDED SEPTEMBER 29, 1995 (UNAUDITED)
               AND SEPTEMBER 30, 1994 (UNAUDITED)
                           (Continued)


                         Thirteen Weeks           Thirty-Nine Weeks
                     September    September    September    September
                        29,          30,          29,          30,
              Note       1995          1994         1995         1994
               s
INCOME/(LOSS)
FROM
CONTINUING
OPERATIONS                5,410     (52,798)       50,120     (57,337)

DISCONTINUED
OPERATIONS:
Loss from
discontinued
operations of
Medical
Imaging
Centers        4             --           --           --    (192,357)
Gain on
disposal of
Costa Mesa
Imaging
Center
Investment     3             --           --        65,000           --
NET INCOME/
(LOSS)               $    5,410  $  (52,798)    $  115,120  $ (249,694)

NET INCOME/
(LOSS)
ALLOCATED TO
GENERAL
PARTNER              $       54   $    (528)   $    1,151   $   (2,497)

(Continued on the following page.)


              LIBERTY EQUIPMENT INVESTORS L.P.-1984
              CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS
              ENDED SEPTEMBER 29, 1995 (UNAUDITED)
               AND SEPTEMBER 30, 1994 (UNAUDITED)
                           (Continued)


                         Thirteen Weeks          Thirty-Nine Weeks
                     Sept. 29,     Sept. 30,    Sept. 29,    Sept. 30,
               Not        1995         1994         1995          1994
                es
NET INCOME/
(LOSS)
ALLOCATED TO
LIMITED
PARTNERS
(31,338.3
Units of
Limited
Partnership
Interest)                 5,356     (52,270)       113,969   (247,197)
Net Income/
(Loss)                $   5,410  $  (52,798)    $  115,120 $ (249,694)

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:
INCOME/(LOSS)
FROM
CONTINUING
OPERATIONS            $    0.17   $    (1.67)     $   1.58 $    (1.81)
DISCONTINUED
OPERATIONS:
Loss from
discontinued
operations of
Medical
Imaging
Centers         4            --           --            --      (6.08)
Gain on
disposal of
Costa Mesa
Imaging Center
Investment      3            --           --          2.05          --
NET INCOME/
(LOSS)                $    0.17   $    (1.67)    $    3.63   $  (7.89)

See Notes to Consolidated Financial Statements (Unaudited).

              LIBERTY EQUIPMENT INVESTORS L.P.-1984
              CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 29, 1995 (UNAUDITED)
               AND SEPTEMBER 30, 1994 (UNAUDITED)


                                   September 29,  September 30,
                                        1995           1994
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities:
Net income/(loss)                     $   115,120   $  (249,694)
Adjustments to reconcile net
income/(loss) to net cash used in
operating activities:
Depreciation and amortization             272,307        432,660
Gain on disposal of leased assets         (75,521)       (40,397)
Gain on sale of Costa Mesa Imaging
Center Investment                         (65,000)             --
Current year accrued interest paid
for discontinued operations of
Windplant                                (134,268)             --
Decrease in:
Accounts payable and accrued
liabilities                              (500,077)        (2,118)
Net liabilities of discontinued
operations of Medical Imaging
Centers                                  (158,512)      (206,728)
Decrease/(Increase) in:
Deferred costs                              4,610            (84)
Accounts receivable and other assets                                                                  166,642      (104,946)
Net cash used in operating
activities                               (374,699)      (171,307)

Cash flows from investing activities:
Proceeds from disposed equipment          804,671        668,032
Proceeds from sale of Windplant         5,380,399            --
Proceeds from sale of Costa Mesa
Imaging Center Investment                  65,000            --
Net cash provided by investing
activities                              6,250,070        668,032

(Continued on the following page.)

              LIBERTY EQUIPMENT INVESTORS L.P.-1984
              CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 29, 1995 (UNAUDITED)
               AND SEPTEMBER 30, 1994 (UNAUDITED)
                           (Continued)


                                   September 29,  September 30,
                                       1995           1994
Cash flows from financing activities:
Repayment of Notes Payable -
Windplant                             (4,445,512)             --
Cash distributed to:
Limited Partners                        (349,527)      (423,981)
General Partner                           (3,531)        (4,282)
Capital returned to:
Limited Partners                      (1,609,116)      (829,552)
General Partner                          (16,254)        (8,379)
Net cash used in financing
activities                            (6,423,940)    (1,266,194)

Net decrease in cash and cash
equivalents                            (548,569)      (769,469)
Cash and Cash Equivalents at
Beginning of the Period                1,717,573      2,319,346
Cash and Cash Equivalents at End
of the Period                        $ 1,169,004    $ 1,549,877


See Notes to Consolidated Financial Statements (Unaudited).





              LIBERTY EQUIPMENT INVESTORS L.P.-1984
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 29, 1995
                           (UNAUDITED)


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

NOTE 3.   Sale of Assets Related to the Costa Mesa Imaging Center

The Costa Mesa joint venture agreement and the lease for the facility which houses the equipment owned by the Partnership and used by the Costa Mesa joint venture were both scheduled to expire on May 23, 1995. Effective February 20, 1995 (the "Effective Date"), the Partnership entered into an agreement (the "Purchase and Sale Agreement") with Costa Mesa Resources, Inc. ("CMR")pursuant to which the Partnership sold its interests in the Costa Mesa joint venture, the equipment, the leasehold and leasehold improvements, including all of its obligations to CMR, for an aggregate purchase price of $65,000. CMR had simultaneously caused the Costa Mesa joint venture to enter into an agreement (the "Asset Agreement") with a third party, not related to the Partnership or CMR, to sell all assets of the Costa Mesa joint venture, including those assets acquired by CMR from the Partnership. Pursuant to the Purchase and Sale Agreement, the Partnership was paid the $65,000 purchase price on April 3, 1995. In connection with the sale, the Partnership has been released as of the Effective Date from all obligations under the lease, including, without limitation, all future rent payments and any expenses to restore the premises to their original condition at the end of the lease. In addition, CMR, MRI and the Costa Mesa joint venture entered into a release agreement with the Partnership, releasing the Partnership from all obligations, claims and other liabilities, past, present and future, with respect to the Costa Mesa joint venture and related matters. The Partnership entered into a similar release agreement for the benefit of CMR, MRI and the Costa Mesa joint venture. The Partnership recognized a gain of $65,000 on the transaction.

NOTE 4.   Discontinued Operations - Medical Imaging Centers

The Partnership recorded its Medical Imaging Segment as a discontinued operation on July 1, 1994. Together, the Miami and Costa Mesa imaging centers constituted the Partnership's discontinued Medical Imaging Segment. As of September 29, 1995 and December 30, 1994, the Partnership's liabilities from discontinued operations related to its Medical Imaging Centers were comprised of accruals for closing, selling or otherwise liquidating the facilities, totaling $62,652 and $221,164, respectively.

The income and expenses for the Medical Imaging Centers for the thirteen and thirty-nine week periods ended September 30, 1994 were as follows:

                                     Thirteen    Thirty-Nine
                                       Weeks         Weeks

Total revenues                        $      --   $   844,007
Total expenses                               --   (1,036,364)
Loss from discontinued operations
of Medical Imaging Centers
                                      $      --  $  (192,357)



NOTE 5.   Sale of Windplant

The Partnership consummated the sale of its Windplant to an affiliate of the Windplant manager effective April 12, 1995. Pursuant to the sale, the Partnership received total consideration of $6,061,669 consisting of a cash purchase price of $5,380,399 and the forgiveness of $681,270 of amounts owing to certain affiliates of the buyer. Of the $5,380,399 cash purchase price, $5,080,399 was applied to the payment of the outstanding principal amount of, and all accrued and unpaid interest on, the construction notes issued by the Partnership in connection with the Partnership's purchase of the Windplant. Also, as a result of the sale, the buyer assumed certain agreements related to the operations and maintenance of, and the sale and transmission of energy generated by, the Windplant; and the buyer and/or an affiliate of the buyer assumed all remaining liabilities and obligations of the Partnership relating to the ownership, construction, operation, maintenance and/or management of the Windplant. There was no gain or loss resulting from the Partnership's sale of the Windplant.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

At September 29, 1995, Registrant had $1,169,004 in cash and cash equivalents. Of this amount, $934,651 was invested in commercial paper. The balance was primarily maintained in money market and demand deposit cash accounts. These amounts represent funds held in reserve for working capital purposes and cash distributions to Partners. Approximately $196,000 will be distributed to Partners in the fourth quarter of 1995.

Registrant generated positive cash flow from its bus and container investments and asset sales in the thirty-nine week period ended September 29, 1995, which, together with cash reserves, was utilized to meet operating requirements and provide for distributions to Partners.

On May 19, 1995, Registrant mailed to its limited partners a Proxy Statement Furnished in Connection with the Solicitation of Consents relating to an amendment to Registrant's Partnership Agreement. The solicitation was successfully concluded whereby a majority of limited partners consented to the amendment.
Pursuant to the amendment, the requirement that limited partners consent to any sale, abandonment or disposition of all or substantially all of Registrant's assets has been eliminated to the extent that, in the determination of the General Partner, such sale, abandonment or disposition is in the best interests of Registrant.

Buses

Registrant sold its remaining five buses during the first half of 1995 for an aggregate amount of $339,005, net of sales commissions.

Sale of Windplant

Registrant consummated the sale of its Windplant to an affiliate of the Windplant manager effective April 12, 1995. Pursuant to the sale, Registrant received total consideration of $6,061,669 consisting of a cash purchase price of $5,380,399 and the forgiveness of $681,270 of amounts owing to certain affiliates of the buyer. Of the $5,380,399 cash purchase price, $5,080,399 was applied to the payment of the outstanding principal amount of, and all accrued and unpaid interest on, the construction notes issued by Registrant in connection with Registrant's purchase of the Windplant. Also, as a result of the sale, the buyer assumed certain agreements related to the operations and maintenance of, and the sale and transmission of energy generated by, the Windplant; and the buyer and/or an affiliate of the buyer assumed all remaining liabilities and obligations of Registrant relating to the ownership, construction, operation, maintenance and/or management of the Windplant.

Medical Imaging Centers

Together, the Miami and Costa Mesa imaging centers constituted Registrant's discontinued Medical Imaging Segment. During the thirty-nine week period ended September 29, 1995, Registrant expended funds from reserves allocated for closing, selling or otherwise liquidating the centers. As of September 29, 1995, Registrant's liabilities from discontinued operations related to its Medical Imaging Centers, were comprised of such reserves, totaling $62,652.

     Miami Imaging Center

Registrant believes that it has adequate reserves to satisfy all future costs, if any, associated with the disposition of its investment in Mid-Miami Inc. and Mid-Miami L.P.

     Costa Mesa Imaging Center

The Costa Mesa joint venture agreement and the lease for the facility which houses the equipment owned by Registrant and used by the Costa Mesa joint venture were both scheduled to expire on May 23, 1995. Effective February 20, 1995 (the "Effective Date"), Registrant entered into an agreement (the "Purchase and Sale Agreement") with Costa Mesa Resources, Inc. ("CMR") pursuant to which Registrant sold its interests in the Costa Mesa joint venture, the equipment, the leasehold and leasehold improvements, including all of its obligations to CMR, for an aggregate purchase price of $65,000. CMR had simultaneously caused the Costa Mesa joint venture to enter into an agreement (the "Asset Agreement") with a third party, not related to Registrant or CMR, to sell all assets of the Costa Mesa joint venture, including those assets acquired by CMR from Registrant. Pursuant to the Purchase and Sale Agreement, Registrant was paid the $65,000 purchase price on April 3, 1995. In connection with the sale, Registrant has been released as of the Effective Date from all obligations under the lease, including, without limitation, all future rent payments and any expenses to restore the premises to their original condition at the end of the lease. In addition, CMR, MRI and the Costa Mesa joint venture entered into a release agreement with Registrant, releasing Registrant from all obligations, claims and other liabilities, past, present and future, with respect to the Costa Mesa joint venture and related matters. Registrant entered into a similar release agreement for the benefit of CMR, MRI and the Costa Mesa joint venture.

Containers

Registrant's container manager has been disposing of certain containers on Registrant's behalf. These containers required non-cost-effective rehabilitation due to wear and age. As a result of the age and condition of the containers, the rate of disposal of the containers has continued to remain high.

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

Summary

Registrant is pursuing a course of liquidation whereby Registrant will opportunistically liquidate its remaining containers in 1995. No assurance can be provided that the containers will be successfully sold in 1995. Upon the ultimate sale of the containers, Registrant will commence taking steps to liquidate and dissolve. Due to uncertainty of the timing and negotiated sales price of future container sales, Registrant is unable to determine the impact of such potential sales or dispositions on its liquidity and future results of operations.

It is currently estimated that Registrant's cash reserves, together with cash from its container operations and container sales, will be adequate to satisfy all of its operating obligations and provide for distributions to Partners.

Results of Operations

Overall Results

Thirteen Week Periods Ended September 29, 1995 and September 30, 1994:

Registrant generated a net income of $5,410 in the thirteen week period ended September 29, 1995 compared to a net loss of $52,798 in the corresponding period in 1994. The favorable change primarily reflects net income from continuing operations in the 1995 thirteen week period compared to a net loss in the same period in 1994, as further described below.

Continuing Operations

Registrant's continuing operations generated income in the 1995 thirteen week period compared to a loss in the same period in 1994 primarily as a result of lower expenses partially offset by lower revenues.

Registrant's total revenues decreased in the 1995 thirteen week period when compared to the same period of 1994 reflecting lower revenues from Registrant's containers and buses. Registrant's buses generated no revenue in the thirteen week period of 1995 compared to revenues of approximately $33,000 in the same period in 1994 reflecting the sale of buses in the intervening period. Container revenues decreased to approximately $204,000 in the 1995 thirteen week period from approximately $302,000 in the same 1994 period, primarily reflecting the disposal of containers in the intervening period.

Registrant's total expenses including depreciation and amortization expense and property operating expenses decreased in the 1995 thirteen week period when compared to the same period of 1994 primarily due to the sale of buses and containers in the intervening period.

Discontinued Operations

Registrant's Medical Imaging Segment, which was recorded as a discontinued operation in the second quarter of 1994, was comprised of Registrant's Miami and Costa Mesa medical imaging centers. There were no operations from Registrant's discontinued
Medical Imaging Segment during the periods.

Thirty-Nine Week Period Ended September 29, 1995 and September
30, 1994:

Registrant generated net income of $115,120 in the thirty-nine week period ended September 29, 1995 compared to a net loss of $249,694 in the corresponding period in 1994. The favorable change is attributable to: (1) income from continuing operations in the 1995 thirty-nine week period compared to a loss from continuing operations in the same period in 1994 (2) a gain on the sale of Registrant's interest in its Costa Mesa Imaging Center Investment in the 1995 period and (3) a 1994 loss of approximately $192,000 from the discontinued operations of the Medical Imaging Segment.

Continuing Operations

Registrant's continuing operations generated income in the 1995 thirty-nine week period compared to a loss in the same period of 1994 primarily as a result of lower expenses partially offset by lower revenues.

Registrant's total revenues decreased in the thirty-nine week period of 1995 when compared to the same period in 1994 reflecting lower revenues from Registrant's buses and containers partially offset by higher gains from the sale of containers in the 1995 thirty-nine week period. Registrant's buses generated revenues of approximately $23,000 in the 1995 thirty-nine week period compared to approximately $123,000 in the same period in 1994 reflecting the sale of buses in the intervening period. Container revenues decreased to approximately $689,000 in the 1995 thirty-nine week period from approximately $918,000 in the same 1994 period, primarily reflecting the disposal of containers in the intervening period.

Registrant's total expenses including depreciation and amortization expense and property operating expenses decreased in the 1995 thirty-nine week period when compared to the same period of 1994 primarily due to the sale of buses and containers in the intervening period.

Discontinued Operations

Registrant's Medical Imaging Segment, which was recorded as a discontinued operation in the second quarter of 1994, was comprised of Registrant's Miami and Costa Mesa medical imaging centers. The results of operations of Registrant's Medical Imaging Segment are not comparable since: (1) the Miami imaging center was closed in the third quarter of 1994, (2) no results of operations of the Medical Imaging Segment have been recorded by Registrant after the 1994 second quarter, and (3) Registrant recognized a gain of $65,000 on the sale in the 1995 first quarter of its interest in the Costa Mesa imaging center related assets.

Results by Segment

Registrant's Equipment Leasing Segment, which consisted of investments in buses and containers in each of the 1994 and 1995 thirteen and thirty-nine week periods, comprises Registrant's remaining continuing operations. Information regarding this segment is described under Overall Results - Continuing Operations, above.

The results from Registrant's discontinued Medical imaging segment, which was comprised of Registrant's Miami and Costa Mesa imaging facilities in each of the 1994 and 1995 thirteen and thirty-nine week periods, are described above under Overall
Results - Discontinued Operations.

Inflation

The low level of inflation during the thirty-nine week period of 1995 did not significantly affect operating income and expenses.

                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

     A).  Exhibits:

          Exhibit #   Description               Page Number

          27.         Financial Data Schedule

     B).  Reports on Form 8-K

          None

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


                              LIBERTY EQUIPMENT INVESTORS L.P.-1984

                              By: Whitehall Partners Inc.
                                  General Partner


Dated:  November 9, 1995      /s/ Robert F. Aufenanger
                                  Robert F. Aufenanger
                                  Director and President
                                  Chief Executive Officer


Dated:  November 9, 1995      /s/ Diane T. Herte
                                  Diane T. Herte
                                  Treasurer
                                  Chief Accounting Officer
                                  and Chief Financial Officer